Form 10-Q
period 1995-03-31
PARKER & PARSLEY 87-B LTD
filed 1995-05-11
CIK 811000

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                            FORM 10-Q

  /x/   Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995, or

  / /   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from _______ to _______

                   Commission File No. 33-12244-02

                     PARKER & PARSLEY 87-B, LTD.
       (Exact name of Registrant as specified in its charter)

            Texas                              75-2185706
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                          79701
(Address of principal executive offices)           (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
         (Former name, former address and former fiscal year,
                    if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    /x/    No    / /

                        Page 1 of 13 pages.
                      There are no exhibits.

                     PARKER & PARSLEY 87-B, LTD.
                    (A Texas Limited Partnership)
                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                          BALANCE SHEETS
                                           March 31,    December 31,
                                             1995           1994
                                         ------------   ------------
                                         (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $143,291 at March 31 and $130,556
  at December 31                         $    143,791   $    131,056
 Accounts receivable - oil and gas sales      200,544        172,678
                                          -----------    -----------
     Total current assets                     344,335        303,734

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                    16,077,257     16,079,533
  Accumulated depletion                    (9,217,973)    (9,050,471)
                                          -----------    -----------
     Net oil and gas properties             6,859,284      7,029,062
                                          -----------    -----------
                                         $  7,203,619   $  7,332,796
                                          ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate            $    130,512   $    106,827
Partners' capital:
 Limited partners (20,089 interests)        7,002,420      7,153,753
 Managing general partner                      70,687         72,216
                                          -----------    -----------
                                            7,073,107      7,225,969
                                          -----------    -----------
                                         $  7,203,619   $  7,332,796
                                          ===========    ===========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                     PARKER & PARSLEY 87-B, LTD.
                    (A Texas Limited Partnership)

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                               Three months ended
                                                    March 31,
                                               1995          1994
                                            ----------    ----------
Revenues:
 Oil and gas sales                          $  432,767    $  365,350
 Interest income                                 2,305           678
 Gain on abandoned property                         -         22,358
                                             ---------     ---------
     Total revenues                            435,072       388,386

Costs and expenses:
 Production costs                              209,970       250,732
 General and administrative expenses            12,983        10,961
 Depletion                                     167,502       180,981
 Abandoned property costs                           -          8,494
 Interest expense                                   -            331
                                             ---------     ---------
     Total costs and expenses                  390,455       451,499
                                             ---------     ---------
Net income (loss)                           $   44,617    $  (63,113)
                                             =========     =========
Allocation of net income (loss):
 Managing general partner                   $      446    $     (631)
                                             =========     =========
 Limited partners                           $   44,171    $  (62,482)
                                             =========     =========
Net income (loss) per limited
 partnership interest                       $     2.20    $    (3.11)
                                             =========     =========
Distributions per limited partnership
 interest                                   $     9.73    $     7.00
                                             =========     =========

   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                    PARKER & PARSLEY 87-B, LTD.
                   (A Texas Limited Partnership)

                  STATEMENTS OF PARTNERS' CAPITAL
                            (Unaudited)


                               Managing
                               general       Limited
                               partner       partners       Total
                             -----------   -----------   -----------


Balance at January 1, 1994   $    77,800   $ 7,706,709   $ 7,784,509

Distributions                     (1,419)     (140,624)     (142,043)

Net loss                            (631)      (62,482)      (63,113)
                              ----------    ----------    ----------
Balance at March 31, 1994    $    75,750   $ 7,503,603   $ 7,579,353
                              ==========    ==========    ==========


Balance at January 1, 1995   $    72,216   $ 7,153,753   $ 7,225,969

Distributions                     (1,975)     (195,504)     (197,479)

Net income                           446        44,171        44,617
                              ----------    ----------    ----------
Balance at March 31, 1995    $    70,687   $ 7,002,420   $ 7,073,107
                              ==========    ==========    ==========










   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                   PARKER & PARSLEY 87-B, LTD.
                  (A Texas Limited Partnership)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                              Three months ended
                                                   March 31,
                                              1995          1994
                                           ----------    ----------
Cash flows from operating activities:
 Net income (loss)                         $   44,617    $  (63,113)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                  167,502       180,981
   Gain on abandoned property                      -        (22,358)
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable  (27,866)        9,912
  Increase in accounts payable                 23,685        10,170
                                            ---------     ---------
   Net cash provided by operating
    activities                                207,938       115,592
Cash flows from investing activities:
 (Additions) disposal of oil and gas
  properties                                    2,276        (1,079)
 Proceeds from salvage equipment on
  abandoned property                               -          3,640
                                            ---------     ---------
   Net cash provided by investing
    activities                                  2,276         2,561
Cash flows from financing activities:
 Principal payments on note payable                -        (27,937)
 Cash distributions to partners              (197,479)     (142,043)
                                            ---------     ---------
   Net cash used in financing activities     (197,479)     (169,980)
                                            ---------     ---------
Net increase (decrease) in cash and cash
 equivalents                                   12,735       (51,827)
Cash and cash equivalents at beginning
 of period                                    131,056       165,584
                                            ---------     ---------
Cash and cash equivalents at end of period $  143,791    $  113,757
                                            =========     =========
    The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 87-B, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                             March 31, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of March 31, 1995 of Parker & Parsley 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant was formed November 25, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Program and Registrant affairs. The limited partners contributed $20,089,000 representing 20,089 interests ($1,000 per interest) sold to a total of 1,603 subscribers.

Since its formation, the Registrant invested $16,710,531 in various prospects that were drilled in Texas and Colorado. At March 31, 1995, the Registrant had 60 producing oil and gas wells; one well was a dry hole from a previous year; two wells were plugged and abandoned, one in 1990 and one in 1994; and one well was sold in 1994.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $432,767 from $365,350 for the three months ended March 31, 1995 and 1994, respectively, an increase of 18%. The increase in revenues resulted from a 12% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas, offset by a 9% decline in barrels of oil produced and sold. For the three months ended March 31, 1995, 18,885 barrels of oil were sold compared to 20,650 for the same period in 1994, a decrease of 1,765 barrels. For the three months ended March 31, 1995, 61,308 mcf of gas were sold compared to 54,964 for the same period in 1994, an increase of 6,344 mcf. The decrease in oil production volumes was due to the decline characteristics of the Registrant's oil properties. The increase in gas production volumes was due to operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased 28% from $13.39 for the three months ended March 31, 1994 to $17.12 for the same period in 1995 while the average price received per mcf of gas increased 10% from $1.62 during the three months ended March 31, 1994 to $1.79 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1995.

Costs and Expenses:

Total costs and expenses decreased to $390,455 for the three months ended March 31, 1995 as compared to $451,499 for the same period in 1994, a decrease of $61,044, or 14%. This decrease was due to declines in production costs, depletion, abandoned property costs and interest expense, offset by an increase in general and administrative expenses ("G&A").

Production costs were $209,970 for the three months ended March 31, 1995 and $250,732 for the same period in 1994, resulting in a $40,762 decrease, or 16%. The decrease was due to a 15% decline in well repair and maintenance expenses and a 3% decline in ad valorem taxes, offset by a 2% increase in production taxes due to an increase in the average price received per barrel of oil and mcf of gas.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 18% from $10,961 for the three months ended March 31, 1994 to $12,983 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

A gain of $22,358 was recognized during the three months ended March 31, 1994 from equipment credits on the abandonment of one uneconomical well. The expense to plug and abandon this well was $8,494 in 1994. There was no abandonment activity for the same period in 1995.

Depletion was $167,502 for the three months ended March 31, 1995 compared to $180,981 for the same period in 1994. This represented a decrease in depletion of $13,479, or 7%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,765 barrels for the three months ended March 31, 1995 from the same period in 1994, while oil reserves of barrels were revised downward by 54,404 barrels, or 5%.

Interest expenses were $331 for the three months ended March 31, 1994. There was no interest charged for the same period in 1995. The decrease was due to the note payable being paid off during the first quarter of 1994.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $207,938 during the three months ended March 31, 1995, a $92,346 increase from the same period ended March 31, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs, abandoned property costs and G&A. The increase in oil and gas sales was due to an increase in mcf of gas produced and sold, as well as higher average prices received for both oil and gas, offset by a decline in barrels of oil produced and sold. The decrease in production costs was due to declines in well repair and maintenance costs. There were no abandoned property costs for the period ended 1995 as compared to the same period in 1994. Interest expense decreased as a result of the loan pay-off in 1994. The decrease in G&A was due to a decline in the allocation of expenses by the managing general partner.

Net Cash Provided by Investing Activities:

The Registrant's principal investing activities for the three months ended March 31, 1995 were proceeds derived from the disposal of oil and gas equipment. Investing activities during the three months ended March 31, 1994 included repair and maintenance activity on various oil and gas properties and the receipt of proceeds of $3,640 from salvage income on one abandoned property.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1995 to cover distributions to the partners of $197,479 of which $195,504 was distributed to the limited partners and $1,975 to the managing general partner. For the same period ended March 31, 1994, cash was sufficient for distributions to the partners of $142,043 of which $140,624 was distributed to the limited partners and $1,419 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.


                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark

Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Upon payment of the costs associated with the Price litigation, and assuming a successful defense, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none

(b)  Reports on Form 8-K - none

                     PARKER & PARSLEY 87-B, LTD.
                    (A Texas Limited Partnership)



                         S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PARKER & PARSLEY 87-B, LTD.

                          By: Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated: May 12, 1995       By: /s/ Steven L. Beal
                              ----------------------------------------
                                  Steven L. Beal, Senior Vice
                                   President - Finance and
                                   Chief Financial Officer
                                   of PPUSA