Form 10-Q
period 1995-06-30
PARKER & PARSLEY 87-B LTD
filed 1995-08-09
CIK 811000

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995, or

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

                      Yes    /x/    No   / /

                        Page 1 of 15 pages.
                      There are no exhibits.

                      PARKER & PARSLEY 87-B, LTD.
                     (A Texas Limited Partnership)
                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
                             BALANCE SHEETS
                                            June 30,     December 31,
                                              1995           1994
                                          ------------   ------------
                                           (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $185,243
  at June 30 and $130,556 at December 31  $    185,743   $    131,056
 Accounts receivable - oil and gas sales       181,877        172,678
                                           -----------    -----------
     Total current assets                      367,620        303,734

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                     15,896,309     16,079,533
  Accumulated depletion                     (9,185,755)    (9,050,471)
                                           -----------    -----------
     Net oil and gas properties              6,710,554      7,029,062
                                           -----------    -----------
                                          $  7,078,174   $  7,332,796
                                           ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate             $    128,062   $    106,827
 Accounts payable - other                          351             -
                                           -----------    -----------
     Total current liabilities                 128,413        106,827

Partners' capital:
 Limited partners (20,089 interests)         6,880,308      7,153,753
 Managing general partner                       69,453         72,216
                                           -----------    -----------
                                             6,949,761      7,225,969
                                           -----------    -----------
                                          $  7,078,174   $  7,332,796
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

                       PARKER & PARSLEY 87-B, LTD.
                      (A Texas Limited Partnership)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                        Three months ended         Six months ended
                              June 30,                  June 30,
                         1995         1994         1995         1994
                      ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales    $  405,757   $  432,560   $  838,524   $  797,910
 Interest income           2,990        1,195        5,295        1,873
 Gain on abandoned
  property                    -         1,794           -        24,152
                       ---------    ---------    ---------    ---------
     Total revenues      408,747      435,549      843,819      823,935
Costs and expenses:
 Production costs        176,748      220,251      386,718      470,983
 General and adminis-
  trative expenses        12,541       12,650       25,524       23,611
 Depletion               148,730      144,159      316,232      325,140
 Abandoned property
  costs                       -         2,760           -        11,254
 Loss on sale of assets      351           -           351           -
 Interest expense             -            (7)          -           324
                       ---------    ---------    ---------    ---------
     Total costs and
      expenses           338,370      379,813      728,825      831,312
                       ---------    ---------    ---------    ---------
Net income (loss)     $   70,377   $   55,736   $  114,994   $   (7,377)
                       =========    =========    =========    =========
Allocation of net
 income (loss):
  Managing general
   partner            $      704   $      557   $    1,150   $      (74)
                       =========    =========    =========    =========
Limited partners      $   69,673   $   55,179   $  113,844   $   (7,303)
                       =========    =========    =========    =========
Net income (loss) per
 limited partnership
 interest             $     3.47   $     2.75   $     5.67   $     (.36)
                       =========    =========    =========    =========
Distributions per limited
 partnership interest $     9.55   $     7.80   $    19.28   $    14.80
                       =========    =========    =========    =========
   The financial information included herein has been prepared by management without audit by independent public accountants.
   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 87-B, LTD.
                     (A Texas Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL
                              (Unaudited)




                                Managing
                                general      Limited
                                partner      partners        Total
                              -----------   -----------   -----------


Balance at January 1, 1994    $    77,800   $ 7,706,709   $ 7,784,509

Distributions                      (3,002)     (297,318)     (300,320)

Net loss                              (74)       (7,303)       (7,377)
                               ----------    ----------    ----------
Balance at June 30, 1994      $    74,724   $ 7,402,088   $ 7,476,812
                               ==========    ==========    ==========


Balance at January 1, 1995    $    72,216   $ 7,153,753   $ 7,225,969

Distributions                      (3,913)     (387,289)     (391,202)

Net income                          1,150       113,844       114,994
                               ----------    ----------    ----------
Balance at June 30, 1995      $    69,453   $ 6,880,308   $ 6,949,761
                               ==========    ==========    ==========









   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                      PARKER & PARSLEY 87-B, LTD.
                     (A Texas Limited Partnership)
                       STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                 Six months ended
                                                     June 30,
                                                1995          1994
                                             ----------    ----------
Cash flows from operating activities:
 Net income (loss)                           $  114,994    $   (7,377)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depletion                                    316,232       325,140
   Gain on abandoned property                        -        (24,152)
   Loss on sale of assets                           351            -
 Changes in assets and liabilities:
  Increase in accounts receivable                (9,199)      (46,429)
  Increase in accounts payable                   33,096        18,953
                                              ---------     ---------
    Net cash provided by operating activities   455,474       266,135

Cash flows from investing activities:
 Additions to oil and gas properties             (9,585)       (1,678)
 Proceeds from equipment salvage on
  abandoned property                                 -          8,907
                                              ---------     ---------
    Net cash provided by (used in)
     investing activities                        (9,585)        7,229

Cash flows from financing activities:
 Principal payments on note payable                  -        (27,937)
 Cash distributions to partners                (391,202)     (300,320)
                                              ---------     ---------
    Net cash used in financing activities      (391,202)     (328,257)
                                              ---------     ---------
Net increase (decrease) in cash and
 cash equivalents                                54,687       (54,893)
Cash and cash equivalents at beginning
 of period                                      131,056       165,584
                                              ---------     ---------
Cash and cash equivalents at end of period   $  185,743    $  110,691
                                              =========     =========
   The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these statements.

                       PARKER & PARSLEY 87-B, LTD.
                      (A Texas Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                              June 30, 1995
                               (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of June 30, 1995 of Parker & Parsley 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The Registrant was formed November 25, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC"). On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDC was merged into PPDLP on January 1, 1995. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $20,089,000 representing 20,089 interests ($1,000 per interest) sold to a total of 1,603 subscribers.

Since its formation, the Registrant invested $16,925,946 in various prospects that were drilled in Texas and Colorado. At June 30, 1995, the Registrant had 59 producing oil and gas wells; one well was a dry hole from a previous year; two wells were plugged and abandoned, one in 1990 and one in 1994; and two wells have been sold, one in 1994 and one in 1995.

Results of Operations

Six months ended June 30, 1995 compared with six months ended
  June 30, 1994

Revenues:

The Registrant's oil and gas revenues increased to $838,524 from $797,910 for the six months ended June 30, 1995 and 1994, respectively, an increase of 5%. The increase in revenues resulted from an 11% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas, offset by a 13% decrease in barrels of oil produced and sold. For the six months ended June 30, 1995, 35,720 barrels of oil were sold compared to 40,854 for the same period in 1994, a decrease of 5,134 barrels. For the six months ended June 30, 1995, 127,348 mcf of gas were sold compared to 114,288 for the same period in 1994, an increase of 13,060 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties, while the increase in gas production resulted from operational changes on several wells.
Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.50 from $15.03 for the six months ended June 30, 1994 to $17.53 for the same period in 1995 while the average price received per mcf of gas increased from $1.61 during the six months ended June 30, 1994 to $1.67 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1995.

Costs and Expenses:

Total costs and expenses decreased to $728,825 for the six months ended June 30, 1995 as compared to $831,312 for the same period in 1994, a decrease of $102,487, or 12%. This decrease was due to declines in production costs, depletion, abandoned property costs and interest expense, offset by increases in general and administrative expenses ("G&A") and loss on sale of assets.

Production costs were $386,718 for the six months ended June 30, 1995 and $470,983 for the same period in 1994 resulting in an $84,265 decrease, or 18%. This decrease was primarily the result of less well repair and maintenance expenses and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 8% from $23,611 for the six months ended June 30, 1994 to $25,524 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

A loss of $351 was recognized during the six months ended June 30, 1995 from the sale of one fully depleted well. The loss was the result of reimbursement of net revenues received after the effective date of sale. For the six months ended June 30, 1994, a gain of $24,152 was recognized from equipment credits received on the abandonment of one fully depleted well. The expense to plug and abandon this well was $11,254 during the same period in 1994. There was no abandonment activity during the six months ended June 30, 1995.

Depletion was $316,232 for the six months ended June 30, 1995 compared to $325,140 for the same period in 1994. This represented a decrease in depletion of $8,908, or 3%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 5,134 barrels for the six months ended June 30, 1995 from the same period in 1994. Depletion expense for the six months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

Interest expense was $324 for the six months ended June 30, 1994. There was no interest expense for the same period in 1995. The decrease was due to the note payable being paid off during the first quarter of 1994.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services

Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

Three months ended June 30, 1995 compared with three months ended
   June 30, 1994

Revenues:

The Registrant's oil and gas revenues decreased to $405,757 from $432,560 for the three months ended June 30, 1995 and 1994, respectively, a decrease of $26,803, or 6%. The decrease in revenues resulted from a 17% decrease in barrels of oil produced and sold and a decrease in the average price received per mcf of gas, offset by an increase in mcf of gas produced and sold and an increase in the average price received per barrel of oil. For the three months ended June 30, 1995, 16,835 barrels of oil were sold compared to 20,204 for the same period in 1994, a decrease of 3,369 barrels. For the three months ended June 30, 1995, 66,040 mcf of gas were sold compared to 59,323 for the same period in 1994, an increase of 6,717 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties, while the increase in gas production was the result of operational changes on several wells.

The average price received per barrel of oil increased $1.29 from $16.71 during the three months ended June 30, 1994 to $18.00 for the same period in 1995, while the average price received per mcf of gas decreased from $1.60 during the three months ended June 30, 1994 to $1.55 in 1995.

Costs and Expenses:

Total costs and expenses decreased to $338,370 for the three months ended June 30, 1995 as compared to $379,813 for the same period in 1994, a decrease of $41,443, or 11%. This decrease was due to declines in production costs, G&A, interest expense and abandoned property costs, offset by increases in depletion and loss on sale of assets.

Production costs were $176,748 for the three months ended June 30, 1995 and $220,251 for the same period in 1994 resulting in a $43,503 decrease, or 20%. This decrease was primarily the result of less well repair and maintenance expenses and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased from $12,650 for the three months ended June 30, 1994 to $12,541 for the same period in 1995.

Depletion was $148,730 for the three months ended June 30, 1995 compared to $144,159 for the same period in 1994. This represented an increase in depletion of $4,571, or 3%. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil, and using oil prices in effect at the end of the respective quarter. Oil production decreased 3,369 barrels for the three months ended June 30, 1995 from the same period in 1994. Depletion expense for the three months ended June 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel. Comparatively, depletion expense for the three months ended June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

A loss of $351 was recognized during the three months ended June 30, 1995 for the sale of one fully depleted well. The loss was the result of reimbursement of net revenues received after the effective date of sale.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $455,474 during the six months ended June 30, 1995, a $189,339 increase from the same period ended June 30, 1994. This increase was due to an increase in oil and gas sales and decreases in production costs and abandoned property costs. The increase in oil and gas sales was primarily the result of higher average prices received for both oil and gas, in addition to an increase in mcf of gas produced and sold, offset by a decline in barrels of oil produced and sold. The decrease in production costs was due to declines in well repair and maintenance costs. There were no abandoned property costs for the six months ended June 30, 1995 as compared to the same period in 1994.

Net Cash Provided by (Used in) Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1995 was for repair and maintenance activity on various oil and gas properties.

Proceeds of $8,907 were received from the salvage of equipment on one abandoned property during the six months ended June 30, 1994 compared to no abandonment activity during the same period in 1995.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1995 to cover distributions to the partners of $391,202 of which $387,289 was distributed to the limited partners and $3,913 to the managing general partner. For the same period ended June 30, 1994, cash was sufficient for distributions to the partners of $300,320 of which $297,318 was distributed to the limited partners and $3,002 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Accounting Standard on Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                       PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. PPDLP received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial is currently scheduled for April 1996 and, assuming a successful defense, upon payment of the costs associated with the litigation, a second distribution will be made consisting of the balance of the settlement funds, including any accrued interest.

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


                               PARKER & PARSLEY 87-B, LTD.

                          By:  Parker & Parsley Development L.P.,
                                Managing General Partner
                               By:  Parker & Parsley Petroleum USA, Inc.
                                    ("PPUSA"), General Partner




Dated:  August 8, 1995    By:  /s/ Steven L. Beal
                             ---------------------------------------
                                 Steven L. Beal, Senior Vice
                                  President and Chief Financial
                                  Officer of PPUSA