Form 10-Q
period 1995-09-30
PARKER & PARSLEY 87-B LTD
filed 1995-11-14
CIK 811000

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

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

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995            1994
                                                    (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $198,812 at September 30
     and $130,556 at December 31                   $   199,312     $   131,056
   Accounts receivable - oil and gas sales             159,826         172,678
                                                    ----------      ----------

           Total current assets                        359,138         303,734

Oil and gas properties - at cost, based on the
   successful efforts accounting method             15,767,914      16,079,533
     Accumulated depletion                          (9,217,395)     (9,050,471)
                                                    ----------      ----------

           Net oil and gas properties                6,550,519       7,029,062
                                                    ----------      ----------

                                                   $ 6,909,657     $ 7,332,796
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $   145,922     $   106,827
   Accounts payable - other                                351              -
                                                    ----------      ----------

           Total current liabilities                   146,273         106,827

Partners' capital:
   Limited partners (20,089 interests)               6,695,806       7,153,753
   Managing general partner                             67,578          72,216
                                                    ----------      ----------

                                                     6,763,384       7,225,969
                                                    ----------      ----------

                                                   $ 6,909,657     $ 7,332,796
                                                    ==========      ==========


     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

      The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                               ---------------------   -----------------------
                                 1995        1994         1995         1994
                               ---------   ---------   ----------   ----------

Revenues:
   Oil and gas sales           $ 373,695   $ 433,247   $1,212,219   $1,231,157
   Interest income                 3,567       1,945        8,862        3,818
   Gain on abandoned property         -           -            -        24,152
   Salvage income from
     equipment disposals           5,575          -         5,575           -
                                --------    --------    ---------    ---------

      Total revenues             382,837     435,192    1,226,656    1,259,127

Costs and expenses:
   Production costs              191,006     204,526      577,724      675,509
   General and administrative
     expenses                     10,843      12,451       36,367       36,062
   Depletion                     145,249     133,326      461,481      458,466
   Abandoned property costs        3,780          -         3,780       11,254
   Loss on sale of assets         16,377          -        16,728           -
   Interest expense                   -           -            -           324
                                --------    --------    ---------    ---------

      Total costs and expenses   367,255     350,303    1,096,080    1,181,615
                                --------    --------    ---------    ---------

Net income                     $  15,582   $  84,889   $  130,576   $   77,512
                                ========    ========    =========    =========

Allocation of net income:
   Managing general partner    $     156   $     849   $    1,306   $      775
                                ========    ========    =========    =========

   Limited partners            $  15,426   $  84,040   $  129,270   $   76,737
                                ========    ========    =========    =========

Net income per limited
   partnership interest        $     .76   $    4.18   $     6.43   $     3.82
                                ========    ========    =========    =========

Distributions per limited
   partnership interest        $    9.95   $    9.21   $    29.23   $    24.01
                                ========    ========    =========    =========



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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general       Limited
                                       partner       partners        Total


Balance at January 1, 1994           $   77,800     $7,706,709     $7,784,509

    Distributions                        (4,870)      (482,257)      (487,127)

    Net income                              775         76,737         77,512
                                      ---------      ---------      ---------

Balance at September 30, 1994        $   73,705     $7,301,189     $7,374,894
                                      =========      =========      =========


Balance at January 1, 1995           $   72,216     $7,153,753     $7,225,969

    Distributions                        (5,944)      (587,217)      (593,161)

    Net income                            1,306        129,270        130,576
                                      ---------      ---------      ---------

Balance at September 30, 1995        $   67,578     $6,695,806     $6,763,384
                                      =========      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                        1995            1994
Cash flows from operating activities:

   Net income                                       $  130,576      $   77,512
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                       461,481         458,466
       Gain on abandoned property                           -          (24,152)
       Salvage income from equipment disposals          (5,575)             -
       Loss on sale of assets                           16,728              -
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable       12,852         (23,966)
       Increase in accounts payable                     49,806          21,383
                                                     ---------       ---------

        Net cash provided by operating activities      665,868         509,243

Cash flows from investing activities:

   Additions to oil and gas properties                 (10,026)         (2,761)
   Proceeds from equipment salvage on abandoned
     properties                                             -           12,715
   Proceeds from salvage income from equipment
     disposals                                           5,575              -
                                                     ---------       ---------

        Net cash provided by (used in) investing
          activities                                    (4,451)          9,954

Cash flows from financing activities:

   Principal payments on note payable                       -          (27,937)
   Cash distributions to partners                     (593,161        (487,127)
                                                     ---------       ---------

        Net cash used in financing activities         (593,161)       (515,064)
                                                     ---------       ---------

Net increase in cash and cash equivalents               68,256           4,133
Cash and cash equivalents at beginning of period       131,056         165,584
                                                     ---------       ---------

Cash and cash equivalents at end of period          $  199,312      $  169,717
                                                     =========       =========


     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)

NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 87-B, Ltd. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 2.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from the managing general partner, Parker & Parsley Development L.P. ("PPDLP") (see Item 2). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter- partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The Registrant was formed November 25, 1987. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into PPDLP on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $20,089,000 representing 20,089 interests ($1,000 per interest) sold to a total of 1,603 subscribers.

Since its formation, the Registrant invested $16,927,537 in various prospects that were drilled in Texas and Colorado. At September 30, 1995, the Registrant had 57 producing oil and gas wells; four wells have been plugged and abandoned, one in 1987, one in 1990, one in 1994 and one in 1995; and three wells have been sold, one in 1994 and two in 1995.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $1,212,219 from $1,231,157 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 2%. The decrease in revenues resulted from a 13% decline in barrels of oil produced and sold, offset by a 10% increase in mcf of gas produced and sold and increases in the average prices received per barrel of oil and mcf of gas. For the nine months ended September 30, 1995, 52,330 barrels of oil were sold compared to 60,354 for the same period in 1994, a decrease of 8,024 barrels. For the nine months ended September 30, 1995, 196,725 mcf of gas were sold compared to 178,692 for the same period in 1994, an increase of 18,033 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was the result of operational changes on several wells. Management expects a certain amount of decline in production in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.46, or 9%, from $15.75 for the nine months ended September 30, 1994 to $17.21 for the same period in 1995 while the average price received per mcf of gas increased from $1.57 during the nine months ended September 30, 1994 to $1.59 in 1995. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

A gain of $24,152 was recognized for the nine months ended September 30, 1994 from equipment credits received on the abandonment of one uneconomical well. The expense to plug and abandon the well was $11,254 in 1994. For the nine months ended September 30, 1995, the expense to plug and abandon one uneconomical well totaled $3,780. Salvage income of $5,575 from equipment disposals for the nine months ended September 30, 1995 was derived from equipment credits received on a well plugged and abandoned in a prior year.

COSTS AND EXPENSES:

Total costs and expenses decreased to $1,096,080 for the nine months ended September 30, 1995 as compared to $1,181,615 for the same period in 1994, a decrease of $85,535, or 7%. This decrease was due to declines in production costs, abandoned property costs and interest expense, offset by increases in general and administrative expenses ("G&A"), depletion and loss on sale of assets.

Production costs were $577,724 for the nine months ended September 30, 1995 and $675,509 for the same period in 1994 resulting in a $97,785 decrease, or 14%. The decrease was due to a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $36,062 for the nine months ended September 30, 1994 to $36,367 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

A loss of $16,728 on the sale of two wells was recognized during the nine months ended September 30, 1995. The loss resulted from reimbursement of net revenues received of $351 after the effective date of sale on the sale of one fully depleted well, in addition to the write-off of remaining capitalized basis of $16,377 on the second well sold.

Depletion was $461,481 for the nine months ended September 30, 1995 compared to $458,466 for the same period in 1994. This represented an increase in depletion of $3,015. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 8,024 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.75 per barrel.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $373,695 from $433,247 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 14%. The decrease in revenues resulted from a 15% decline in barrels of oil produced and sold and decreases in the average prices received per barrel of oil and mcf of gas, offset by an 8% increase in mcf of gas produced and sold. For the three months ended September 30, 1995, 16,610 barrels of oil were sold compared to 19,500 for the same period in 1994, a decrease of 2,890 barrels. For the three months ended September 30, 1995, 69,377 mcf of gas were sold compared to 64,404 for the same period in 1994, an increase of 4,973 mcf. The decrease in oil production was due to the decline characteristics of the Registrant's oil and gas properties. The increase in gas production was the result of operational changes on several wells.

The average price received per barrel of oil decreased $.76, or 4%, from $17.26 for the three months ended September 30, 1994 to $16.50 for the same period in 1995 while the average price received per mcf of gas decreased 4% from $1.50 during the three months ended September 30, 1994 to $1.44 in 1995.

Salvage income from equipment disposals of $5,575 for the three months ended September 30, 1995 was derived from equipment credits received on a well plugged and abandoned in a prior year.

COSTS AND EXPENSES:

Total costs and expenses increased to $367,255 for the three months ended September 30, 1995 as compared to $350,303 for the same period in 1994, an increase of $16,952, or 5%. This increase was due to increases in depletion, abandoned property costs and loss on sale of assets, offset by declines in production costs and G&A.

Production costs were $191,006 for the three months ended September 30, 1995 and $204,526 for the same period in 1994 resulting in a $13,520 decrease, or 7%. The decrease was due to a decline in well repair and maintenance costs, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 13% from $12,451 for the three months ended September 30, 1994 to $10,843 for the same period in 1995.

Depletion was $145,249 for the three months ended September 30, 1995 compared to $133,326 for the same period in 1994. This represented an increase in depletion of $11,923, or 9%. Oil production decreased 2,890 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.34 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.25 per barrel.

A loss of $16,377 on the sale of one well was recognized during the three months ended September 30, 1995. The loss was the result of the write-off of remaining capitalized basis. Abandoned property costs of $3,780 were incurred during the three months ended September 30, 1995 from the abandonment of one uneconomical well. There was no abandonment activity for the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities increased to $665,868 during the nine months ended September 30, 1995, a 31% increase from the same period ended September 30, 1994. This increase was due to an increase in oil and gas sales and a decrease in production costs. The increase in oil and gas sales was the result of an increase in mcf of gas produced and sold and higher average prices received per barrel of oil and mcf of gas. The decrease in production costs was the result of less well repair and maintenance costs during 1995.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

The Registrant's investing activities during the nine months ended September 30, 1995 and 1994, respectively, included $10,026 and $2,761 for expenditures related to repair and maintenance activity on several oil and gas properties

Proceeds of $12,715 were received from the salvage of equipment on one well abandoned during the nine months ended September 30, 1994. For the same period in 1995, the Registrant received $5,575 from the disposal of oil and gas equipment on active properties.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $593,161 of which $587,217 was distributed to the limited partners and $5,944 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $487,127 of which $482,257 was distributed to the limited partners and $4,870 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

During the nine months ended September 30, 1994, principal payments of $27,937 were made to pay off an existing note payable.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ-Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from PPDLP. The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations. A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribu tion of $5,741,966, or $285.83 per limited partnership interest, in September 1993.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988, in which he allegedly binds the Registrant and the other defendants, as well as Southmark. On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. Southmark intends to vigorously pursue appeal of the judgment. The summary judgment did not give Price any relief against the Registrant, and although PPDLP believes the lawsuit is without merit and intends to vigorously defend it, PPDLP is holding in reserve approximately 12.5% of the total settlement pending final resolution of the litigation by the court. Trial against the Registrant is currently scheduled for April 1996.

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


                                     PARKER & PARSLEY 87-B, LTD.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  November 9, 1995      By:   /s/ Steven L. Beal
                                    ---------------------------------------
                                    Steven L. Beal, Senior Vice President
                                     and Chief Financial Officer of PPUSA