Form 10-Q
period 1996-03-31
PARKER & PARSLEY 87-B LTD
filed 1996-05-13
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 14 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 BALANCE SHEETS

                                                    March 31,    December 31,
                                                      1996           1995
                                                  ------------   ------------
                                                  (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of
  $213,954 at March 31 and $184,717
  at December 31                                  $    215,880   $    186,643
 Accounts receivable - oil and gas sales               171,640        164,219
                                                   -----------    -----------
     Total current assets                              387,520        350,862

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                             15,267,202     15,255,391
  Accumulated depletion                            (10,261,878)   (10,152,372)
                                                   -----------    -----------
     Net oil and gas properties                      5,005,324      5,103,019
                                                   -----------    -----------
                                                  $  5,392,844   $  5,453,881
                                                   ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                     $    110,192   $     82,627
Partners' capital:
 Limited partners (20,089 interests)                 5,230,104      5,317,608
 Managing general partner                               52,548         53,646
                                                   -----------    -----------
                                                     5,282,652      5,371,254
                                                   -----------    -----------
                                                  $  5,392,844   $  5,453,881
                                                   ===========    ===========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Revenues:
 Oil and gas sales                                  $  413,646    $  432,767
 Interest income                                         2,658         2,305
 Salvage income from equipment disposals                13,120            -
                                                     ---------     ---------
     Total revenues                                    429,424       435,072

Costs and expenses:
 Production costs                                      187,570       209,970
 General and administrative expenses                    12,409        12,983
 Depletion                                             109,506       167,502
 Abandoned property costs                                6,202            -
                                                     ---------     ---------
     Total costs and expenses                          315,687       390,455
                                                     ---------     ---------
Net income                                          $  113,737    $   44,617
                                                     =========     =========
Allocation of net income:
 Managing general partner                           $    1,138    $      446
                                                     =========     =========
 Limited partners                                   $  112,599    $   44,171
                                                     =========     =========
Net income per limited partnership
 interest                                           $     5.60    $     2.20
                                                     =========     =========
Distributions per limited partnership
 interest                                           $     9.96    $     9.73
                                                     =========     =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                     -----------   -----------   -----------


Balance at January 1, 1995           $    72,216   $ 7,153,753   $ 7,225,969

Distributions                             (1,975)     (195,504)     (197,479)

Net income                                   446        44,171        44,617
                                      ----------    ----------    ----------
Balance at March 31, 1995            $    70,687   $ 7,002,420   $ 7,073,107
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    53,646   $ 5,317,608   $ 5,371,254

Distributions                             (2,236)     (200,103)     (202,339)

Net income                                 1,138       112,599       113,737
                                      ----------    ----------    ----------
Balance at March 31, 1996            $    52,548   $ 5,230,104   $ 5,282,652
                                      ==========    ==========    ==========




         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                         $  113,737    $   44,617
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depletion                                           109,506       167,502
   Salvage income from equipment disposals             (13,120)           -
 Changes in assets and liabilities:
  Increase in accounts receivable                       (7,421)      (27,866)
  Increase in accounts payable                          25,460        23,685
                                                     ---------     ---------
   Net cash provided by operating
    activities                                         228,162       207,938

Cash flows from investing activities:
 (Additions) disposals of oil and gas
  properties                                            (9,706)        2,276
 Proceeds from salvage income on equipment
  disposals                                             13,120            -
                                                     ---------     ---------
   Net cash provided by investing activities             3,414         2,276

Cash flows from financing activities:
 Cash distributions to partners                       (202,339)     (197,479)
                                                     ---------     ---------
Net increase in cash and cash equivalents               29,237        12,735
Cash and cash equivalents at beginning
 of period                                             186,643       131,056
                                                     ---------     ---------
Cash and cash equivalents at end of period           $ 215,880     $ 143,791
                                                     =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and Colorado and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

NOTE 3.

On May 25, 1993, a final settlement agreement was negotiated, drafted and finally executed, ending litigation which had begun on September 5, 1989, when the Registrant filed suit along with other parties against Dresser Industries, Inc.; Titan Services, Inc.; BJ-Titan Services Company; BJ- Hughes Holding Company; Hughes Tool Company; Baker Hughes Production Tools, Inc.; and Baker Hughes Incorporated alleging that the defendants had intentionally failed to provide the materials and services ordered and paid for by the Registrant and other parties in connection with the fracturing and acidizing of 523 wells, and then fraudulently concealed the shorting practice from Parker & Parsley Development L.P. ("PPDLP"). The May 25, 1993 settlement agreement called for a payment of $115 million in cash by the defendants, and Southmark, the

Registrant, and the other plaintiffs indemnified the defendants against the claims of Jack N. Price. The managing general partner received the funds, deducted incurred legal expenses, accrued interest, determined the general partner's portion of the funds and calculated any inter-partnership allocations.

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of Parker & Parsley Development Company ("PPDC"), which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

The Registrant was formed November 25, 1987. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker & Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $20,089,000 representing 20,089 interests ($1,000 per interest) sold to a total of 1,603 subscribers.

Since its formation, the Registrant invested $17,562,270 in various prospects that were drilled in Texas and Colorado. One well was determined to be a dry hole in a previous year and four wells have been plugged and abandoned; one in 1990, one in 1994 and two in 1995. Three wells have been sold; one in 1994 and two in 1995. At March 31, 1996, the Registrant had 56 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues decreased to $413,646 from $432,767 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 4%. The decrease in revenues resulted from a 16% decline in barrels of oil produced and sold and a 15% decline in mcf of gas produced and sold, offset by increases in the average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1996, 15,826 barrels of oil were sold compared to 18,885 for the same period in 1995, a decrease of 3,059 barrels. For the three months ended March 31, 1996, 51,852 mcf of gas were sold compared to 61,308 for the same period in 1995, a decrease of 9,456 mcf. The decrease in production volumes was due to the decline characteristics of the Registrant's oil properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.90, or 11%, from $17.12 for the three months ended March 31, 1995 to $19.02 for the same period in 1996 while the average price received per mcf of gas increased 21% from $1.79 during the three months ended March 31, 1995 to $2.17 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

During the three months ended March 31, 1996, $13,120 in salvage income was derived from equipment credits received from the disposal of oil and gas equipment on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $315,687 for the three months ended March 31, 1996 as compared to $390,455 for the same period in 1995, a decrease of $74,768, or 19%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A"), offset by an increase in abandoned property costs.

Production costs were $187,570 for the three months ended March 31, 1996 and $209,970 for the same period in 1995, resulting in a $22,400 decrease, or 11%. The decrease was attributable to reductions in well repair and maintenance expenses.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $12,983 for the three months ended March 31, 1995 to $12,409 for the same period in 1996. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Abandoned property costs totaled $6,202 during the three months ended March 31, 1996. These costs were incurred on one well plugged and abandoned during 1995.

Depletion was $109,506 for the three months ended March 31, 1996 compared to $167,502 for the same period in 1995. This represented a decrease in depletion of $57,096, or 35%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,059 barrels for the three months ended March 31, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 12,813 barrels.

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

On May 3, 1993, Jack N. Price, the attorney who represented Gary G. "Zeke" Lancaster in the Federal Court lawsuit, filed suit in State Court in Beaumont against all of the plaintiff partnerships, including the Registrant and others, alleging his entitlement to 12% of the settlement proceeds. Price's lawsuit claim for approximately $13.8 million is predicated on a purported contract entered into with Southmark Corporation in August 1988 in which he allegedly binds the Registrant and the other defendants, as well as Southmark. Although PPDLP believes the lawsuit was without merit and has vigorously defended it, PPDLP has held in reserve approximately 12.5% of the total settlement (the "Reserve") pending final resolution of the litigation.

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,966, or $285.83 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

As a condition of the purchase by Parker & Parsley Petroleum Company of PPDC, which was merged into PPDLP on January 1, 1995, from its former parent in May 1989, PPDC's interest in the lawsuit and subsequent settlement was retained by the former parent. Consequently, all of PPDC's share of the settlement related to its separately held interests in the wells and its partnership interests in the sponsored partnerships (except that portion allocable to interests acquired by PPDC after May 1989) was paid to the former parent.

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount yet to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs have vigorously protected the rights of both Dresser and Baker Hughes. Southmark has vigorously pursued its appeal of the judgment, and has posted a supersedeas bond using the Reserve as collateral. On April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments will be dismissed, the supersedeas bond released, and the Reserve released as collateral. It is expected that before the end of the third quarter, the necessary dismissals and releases will be effected, the managing general partner will conduct an accounting of income and expenses among the parties, and a final distribution will be made to the working interest owners, including the Registrant and its partners.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities:

Net cash provided by operating activities increased to $228,162 during the three months ended March 31, 1996, a $20,224 increase from the same period ended March 31, 1995. This increase was primarily attributable to a decline in expenditures for production costs, resulting from reductions in well repair and maintenance.

Net Cash Provided by Investing Activities:

The Registrant's investing activities for the three months ended March 31, 1996 included $9,706 in expenditures related to repair and maintenance activity on various oil and gas properties. For the three months ended March 31, 1995, $2,276 was received from the disposal of oil and gas equipment on active properties.

Proceeds from salvage income of $13,120 were received during the three months ended March 31, 1996 from the sale of oil and gas equipment on a well abandoned in a prior year.

Net Cash Used in Financing Activities:

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $202,339 of which $200,103 was distributed to the limited partners and $2,236 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $197,479 of which $195,504 was distributed to the limited partners and $1,975 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - ---------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.




                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is a party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                PARKER & PARSLEY 87-B, LTD.

                                By: Parker & Parsley Development L.P.,
                                    Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated: May 13, 1996             By: /s/ Steven L. Beal
                                    ----------------------------------------
                                    Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                    Officer of PPUSA