Form 10-Q
period 1996-06-30
PARKER & PARSLEY 87-B LTD
filed 1996-08-08
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996, or

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

                                 Yes /x/ No / /

                               Page 1 of 16 pages.
                             There are no exhibits.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1996           1995
                                                 ------------   ------------
                                                 (Unaudited)
              ASSETS
Current assets:
 Cash and cash equivalents, including
  interest bearing deposits of $572,325
  at June 30 and $184,717 at December 31         $    572,525   $    186,643
 Accounts receivable - oil and gas sales              166,482        164,219
                                                  -----------    -----------
     Total current assets                             739,007        350,862

Oil and gas properties - at cost, based
 on the successful efforts accounting
 method                                            13,655,471     15,255,391
  Accumulated depletion                            (9,103,119)   (10,152,372)
                                                  -----------    -----------
     Net oil and gas properties                     4,552,352      5,103,019
                                                  -----------    -----------
                                                 $  5,291,359   $  5,453,881
                                                  ===========    ===========
  LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable - affiliate                    $    106,822   $     82,627
 Accounts payable - other                              29,895             -
                                                  -----------    -----------
     Total current liabilities                        136,717         82,627

Partners' capital:
 Limited partners (20,089 interests)                5,097,470      5,317,608
 Managing general partner                              57,172         53,646
                                                  -----------    -----------
                                                    5,154,642      5,371,254
                                                  -----------    -----------
                                                 $  5,291,359   $  5,453,881
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               Three months ended         Six months ended
                                     June 30,                  June 30,
                                1996         1995         1996         1995
                             ----------   ----------   ----------   ----------
Revenues:
 Oil and gas sales           $  427,918   $  405,757   $  841,564   $  838,524
 Interest income                  3,152        2,990        5,810        5,295
 Litigation settlement          590,715           -       590,715           -
 Salvage income from
  equipment disposals               403           -        13,523           -
                              ---------    ---------    ---------    ---------
     Total revenues           1,022,188      408,747    1,451,612      843,819
Costs and expenses:
 Production costs               168,582      176,748      356,152      386,718
 General and adminis-
  trative expenses               14,318       12,541       26,727       25,524
 Depletion                       87,330      148,730      196,836      316,232
 Abandoned property
  costs                              -            -         6,202           -
 Loss on sale of assets          55,993          351       55,993          351
                              ---------    ---------    ---------    ---------
     Total costs and
      expenses                  326,223      338,370      641,910      728,825
                              ---------    ---------    ---------    ---------
Net income                   $  695,965   $   70,377   $  809,702   $  114,994
                              =========    =========    =========    =========
Allocation of net
 income:
  Managing general
   partner                   $    6,959   $      704   $    8,097   $    1,150
                              =========    =========    =========    =========
Limited partners             $  689,006   $   69,673   $  801,605   $  113,844
                              =========    =========    =========    =========
Net income per limited
 partnership interest        $    34.30   $     3.47   $    39.90   $     5.67
                              =========    =========    =========    =========
Distributions per limited
 partnership interest        $    40.90   $     9.55   $    50.86   $    19.28
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general      Limited
                                       partner      partners        Total
                                     -----------   -----------   -----------

Balance at January 1, 1995           $    72,216   $ 7,153,753   $ 7,225,969

Distributions                             (3,913)     (387,289)     (391,202)

Net income                                 1,150       113,844       114,994
                                      ----------    ----------    ----------
Balance at June 30, 1995             $    69,453   $ 6,880,308   $ 6,949,761
                                      ==========    ==========    ==========


Balance at January 1, 1996           $    53,646   $ 5,317,608   $ 5,371,254

Distributions                             (4,571)   (1,021,743)   (1,026,314)

Net income                                 8,097       801,605       809,702
                                      ----------    ----------    ----------
Balance at June 30, 1996             $    57,172   $ 5,097,470   $ 5,154,642
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six months ended
                                                            June 30,
                                                       1996          1995
                                                    ----------    ----------
Cash flows from operating activities:
 Net income                                         $  809,702    $  114,994
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depletion                                           196,836       316,232
   Salvage income from equipment disposals             (13,523)           -
   Loss on sale of assets                               55,993           351
 Changes in assets and liabilities:
  Increase in accounts receivable                       (2,263)       (9,199)
  Increase in accounts payable                          63,532        33,096
                                                     ---------     ---------
    Net cash provided by operating
     activities                                      1,110,277       455,474

Cash flows from investing activities:
 Additions to oil and gas properties                   (30,185)       (9,585)
 Proceeds from salvage income on
  equipment disposals                                   13,523            -
 Proceeds from sale of assets                          318,581            -
                                                     ---------     ---------
    Net cash provided by (used in)
     investing activities                              301,919        (9,585)

Cash flows from financing activities:
 Cash distributions to partners                     (1,026,314)     (391,202)
                                                     ---------     ---------
Net increase in cash and cash equivalents              385,882        54,687
Cash and cash equivalents at beginning
 of period                                             186,643       131,056
                                                     ---------     ---------
Cash and cash equivalents at end of period          $  572,525    $  185,743
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and Colorado and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On
April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $584,808 to the limited partners, or $29.11 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

NOTE 4.

A loss of $55,993 from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. during the six months ended June 30, 1996 resulted from the write-off of remaining capitalized well costs of $374,574, less proceeds received of $318,581.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $841,564 from $838,524 for the six months ended June 30, 1996 and 1995, respectively, an increase of $3,040. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 16% decrease in barrels of oil produced and sold and a 20% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 30,131 barrels of oil were sold compared to 35,720 for the same period in 1995, a decrease of 5,589 barrels. Of the decrease, 1,657 barrels or 5%, was attributable to the sale of six oil and gas wells during the six months ended June 30, 1996, while the remaining decrease of 3,932 barrels, or 11%, was due to the decline characteristics of the Registrant's oil and gas properties. For the six months ended June 30, 1996, 102,081 mcf of gas were sold compared to 127,348 for the same period in 1995, a decrease of 25,267 mcf. The sale of six oil and gas wells had only a slight effect on the decrease in mcf of gas. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.90, or 17%, from $17.53 for the six months ended June 30, 1995 to $20.43 for the same period in 1996 while the average price received per mcf of gas increased 33% from $1.67 during the six months ended June 30, 1995 to $2.21 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Salvage income of $13,523, received during the six months ended June 30, 1996, was derived from equipment credits received on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $641,910 for the six months ended June 30, 1996 as compared to $728,825 for the same period in 1995, a decrease of $86,915, or 12%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), abandoned property costs and loss on sale of assets.

Production costs were $356,152 for the six months ended June 30, 1996 and $386,718 for the same period in 1995 resulting in a $30,566 decrease, or 8%. This decrease was primarily the result of less well repair and maintenance expenses and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 5% from $25,524 for the six months ended June 30, 1995 to $26,727 for the same period in 1996.

A loss of $55,993 from the sale of six oil and gas wells and four saltwater disposal wells during the six months ended June 30, 1996 resulted from the write-off of remaining capitalized well costs of $374,574, less proceeds received of $318,581. During the same period in 1995, a loss of $351 from the sale of one fully depleted well was the result of the reimbursement of net revenues received after the effective date of sale.

Abandoned property costs totaled $6,202 during the six months ended June 30, 1996. These costs were incurred on one well plugged and abandoned during 1995. There was no abandonment expense incurred for the same period in 1995.

Depletion was $196,836 for the six months ended June 30, 1996 compared to $316,232 for the same period in 1995. This represented a decrease in depletion of $119,396, or 38%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. In addition, of the decrease, $43,554, or 14%, was attributable to the sale of six oil and gas wells during the six months ended June 30, 1996. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 5,589 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 12,813 barrels.

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

On September 20, 1995, the Beaumont trial judge entered a summary judgment against Southmark for the $13,790,000 contingent fee sought by Price, together with prejudgment interest, and also awarded Price an additional $5,498,525 in attorneys' fees. On January 22, 1996, the trial judge entered an interlocutory summary judgment against Dresser Industries and Baker Hughes for an amount to be determined. Pursuant to their indemnity obligations, the Registrant, Southmark, PPDLP and other original plaintiffs vigorously protected the rights of both Dresser and Baker Hughes. Southmark vigorously pursued its appeal of the judgment, and posted a supersedeas bond using the Reserve as collateral. On

April 29, 1996, all of the parties, including the Registrant and Southmark, entered into a $7.4 million settlement with Price which fully and finally resolves all of the litigation and disputes between the parties, including the Registrant's indemnity obligations to Dresser and Baker Hughes.

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. The managing general partner conducted an accounting of income and expenses among the parties, and, on June 28, 1996, made a final $9.3 million distribution to the working interest owners, including the Registrant and its partners, resulting in a distribution of $584,808 to the limited partners, or $29.11 per limited partnership interest. The distribution was allocated to the limited partners using the same methodology as the original $91 million distribution in 1993.

Three months ended June 30, 1996 compared with three months ended June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $427,918 from $405,757 for the three months ended June 30, 1996 and 1995, respectively, an increase of $22,161, or 5%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 15% decrease in barrels of oil produced and sold and a 24% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 14,305 barrels of oil were sold compared to 16,835 for the same period in 1995, a decrease of 2,530 barrels. Of the decrease, 1,198 barrels or 7%, was attributable to the sale of six oil and gas wells during the three months ended June 30, 1996, while the remaining decrease of 1,332 barrels, or 8%, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended June 30, 1996, 50,229 mcf of gas were sold compared to 66,040 for the same period in 1995, a decrease of 15,811 mcf. Of the decrease, 1,725 mcf or 3%, was attributable to the sale of six oil and gas wells during the three months ended June 30, 1996, while the remaining decrease of $14,086 mcf, or 21%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.98, or 22%, from $18.00 during the three months ended June 30, 1995 to $21.98 for the same period in 1996, while the average price received per mcf of gas increased 46% from $1.55 during the three months ended June 30, 1995 to $2.26 in 1996.

Salvage income of $403, received during the three months ended June 30, 1996, was derived from equipment credits received on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $326,223 for the three months ended June 30, 1996 as compared to $338,370 for the same period in 1995, a decrease of $12,147, or 4%. This decrease was due to declines in production costs and depletion, offset by increases in G&A and loss on sale of assets.

Production costs were $168,582 for the three months ended June 30, 1996 and $176,748 for the same period in 1995 resulting in a $8,166 decrease, or 5%. This decrease was primarily the result of less well repair and maintenance expenses and a decline in ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 14%, from $12,541 for the three months ended June 30, 1995 to $14,318 for the same period in 1996.

Depletion was $87,330 for the three months ended June 30, 1996 compared to $148,730 for the same period in 1995. This represented a decrease in depletion of $61,400, or 41%, partially attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. In addition, $43,554, or 31%, was attributable to the sale of six oil and gas wells during the three months ended June 30, 1996. Oil production decreased 2,530 barrels for the three months ended June 30, 1996 from the same period in 1995.

A loss of $55,993 from the sale of six oil and gas wells and four saltwater disposal wells during the three months ended June 30, 1996 resulted from the write-off of remaining capitalized well costs of $374,574, less proceeds received of $318,581. During the same period in 1995, a loss of $351 from the sale of one fully depleted well was the result of the reimbursement of net revenues received after the effective date of sale.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $654,803 during the six months ended June 30, 1996 from the same period ended June 30, 1995. This increase was primarily due to the receipt of litigation proceeds, an increase in oil and gas sales receipts and a decrease in production costs paid, offset by an increase in abandoned property costs.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the six months ended June 30, 1996 and 1995, respectively, included $30,185 and $9,585 for expenditures related to equipment replacement on various oil and gas properties.

Proceeds from salvage income of $13,523 were received from the sale of equipment on one property abandoned in a prior year.

Proceeds of $318,581 were received during the six months ended June 30, 1996 from the sale of six oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $1,026,314 of which $1,021,743 was distributed to the limited partners and $4,571 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $391,202 of which $387,289 was distributed to the limited partners and $3,913 to the managing general partner.

Cash distributions to the partners of $1,026,314 for the six months ended June 30, 1996 included $584,808 to the limited partners and $5,907 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Registrant is party to material litigation which is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 87-B, LTD.

                                By: Parker & Parsley Development L.P.,
                                     Managing General Partner
                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  August 8, 1996          By:  /s/ Steven L. Beal
                                   ---------------------------------------
                                   Steven L. Beal, Senior Vice
                                    President and Chief Financial
                                     Officer of PPUSA