Form 10-Q
period 1996-09-30
PARKER & PARSLEY 87-B LTD
filed 1996-11-13
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of __ pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 1996 and
               December 31, 1995   ....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 1996 and 1995.................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 1996.................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 1996 and 1995..............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    9



                           Part II. Other Information

Item 1.     Legal Proceedings..........................................   14

            Signatures.................................................   15

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   September 30,  December 31,
                                                       1996           1995
                                                   ------------   ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents, including interest
     bearing deposits of $523,365 at September 30
     and $184,717 at December 31                   $   523,565    $    186,643
   Accounts receivable - oil and gas sales             169,530         164,219
                                                    ----------     -----------
           Total current assets                        693,095         350,862
                                                    ----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             13,656,141      15,255,391
     Accumulated depletion                          (9,182,445)    (10,152,372)
                                                    ----------     -----------
           Net oil and gas properties                4,473,696       5,103,019
                                                    ----------     -----------
                                                   $ 5,166,791    $  5,453,881
                                                    ==========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    63,668    $     82,627
   Accounts payable - other                             29,895             -
                                                    ----------     -----------
           Total current liabilities                    93,563          82,627
                                                    ----------     -----------
Partners' capital:
   Limited partners (20,089 interests)               5,022,777       5,317,608
   Managing general partner                             50,451          53,646
                                                    ----------     -----------
                                                     5,073,228       5,371,254
                                                    ----------     -----------
                                                   $ 5,166,791    $  5,453,881
                                                    ==========     ===========

The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                               ---------------------    -----------------------
                                  1996        1995         1996         1995
                               ---------   ---------    ----------   ----------
Revenues:
   Oil and gas                 $ 384,281   $ 373,695    $1,225,845   $1,212,219
   Interest                        6,996       3,567        12,806        8,862
   Litigation settlement             -           -         590,715          -
   Salvage income from
     equipment disposals             -         5,575        13,523        5,575
                                --------    --------     ---------    ---------
                                 391,277     382,837     1,842,889    1,226,656
                                --------    --------     ---------    ---------
Costs and expenses:
   Oil and gas production        150,608     191,006       506,760      577,724
   General and administrative     10,048      10,843        36,775       36,367
   Depletion                      79,325     145,249       276,161      461,481
   Abandoned property                 19       3,780         6,221        3,780
   Loss on sale of assets            -        16,377        55,993       16,728
                                --------    --------     ---------    ---------
                                 240,000     367,255       881,910    1,096,080
                                --------    --------     ---------    ---------

Net income                     $ 151,277   $  15,582    $  960,979   $  130,576
                                ========    ========     =========    =========
Allocation of net income:
   Managing general partner    $   1,513   $     156    $    9,610   $    1,306
                                ========    ========     =========    =========

   Limited partners            $ 149,764   $  15,426    $  951,369   $  129,270
                                ========    ========     =========    =========
Net income per limited
   partnership interest        $    7.46   $     .76    $    47.36   $     6.43
                                ========    ========     =========    =========
Distributions per limited
   partnership interest        $   11.17   $    9.95    $    62.03   $    29.23
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                    ----------     -----------     -----------

Balance at January 1, 1996          $   53,646     $ 5,317,608     $ 5,371,254

    Distributions                      (12,805)     (1,246,200)     (1,259,005)

    Net income                           9,610         951,369         960,979
                                     ---------      ----------      ----------

Balance at September 30, 1996       $   50,451     $ 5,022,777     $ 5,073,228
                                     =========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine months ended
                                                            September 30,
                                                     -----------    ----------
                                                         1996          1995
                                                     -----------    ----------
Cash flows from operating activities:

   Net income                                        $   960,979    $  130,576
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         276,161       461,481
       Salvage income from equipment disposals           (13,523)       (5,575)
       Loss on sale of assets                             55,993        16,728
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable         (5,311)       12,852
       Increase in accounts payable                       20,379        49,806
                                                      ----------     ---------
         Net cash provided by operating activities     1,294,678       665,868
                                                      ----------     ---------
Cash flows from investing activities:

   Additions to oil and gas properties                   (30,855)      (10,026)
   Proceeds from sale of assets                          318,581           -
   Proceeds from salvage income on equipment
     disposals                                            13,523         5,575
                                                      ----------     ---------
         Net cash provided by (used in) investing
            activities                                   301,249        (4,451)
                                                      ----------     ---------
Cash flows from financing activities:

   Cash distributions to partners                     (1,259,005)     (593,161)
                                                      ----------     ---------
Net increase in cash and cash equivalents                336,922        68,256
Cash and cash equivalents at beginning of period         186,643       131,056
                                                      ----------     ---------
Cash and cash equivalents at end of period           $   523,565    $  199,312
                                                      ==========     =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)



Note 1.

Parker & Parsley 87-B, Ltd. (the "Registrant") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Registrant engages primarily in oil and gas development and production in Texas and Colorado and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

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

A distribution of $91,000,000 was made to the working interest owners, including the Registrant, on July 30, 1993. The limited partners received their distribution of $5,741,955, or $285.83 per limited partnership interest, in September 1993. The allocation of the lawsuit settlement amount was based on the original verdict entered on October 26, 1990. The allocation to the working interest owners in each well (including the Registrant) was based on a ratio of the relative amount of damages due to overcharges for services and materials ("Materials") and damages for loss of past and future production ("Production"), each as determined in that initial judgment. Within the Registrant, damages for Materials were allocated between the partners based on their original sharing percentages for costs of acquiring and/or drilling of wells. Similarly, damages related to Production were allocated to the partners in the Registrant based on their respective share of revenues from the subject wells.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $584,808, or $29.11 per limited partnership interest to the Registrant and its partners.

Note 4.

A loss of $55,993 from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. during the nine months ended September 30, 1996 resulted from the write-off of remaining capitalized well costs of $374,574, less proceeds received of $318,581.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $1,225,845 from $1,212,219 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 1%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 17% decline in barrels of oil produced and sold and a 24% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 43,482 barrels of oil were sold compared to 52,330 for the same period in 1995, a decrease of 8,848 barrels. Of the decrease, 3,666 barrels, or 7%, was attributable to the sale of six oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 5,182 barrels, or 10%, was due to the decline characteristics of the Registrant's oil and gas properties. For the nine months ended September 30, 1996, 149,584 mcf of gas were sold compared to 196,725 for the same period in 1995, a decrease of 47,141 mcf. Of the decrease, 6,432 mcf, or 3%, was attributable to the sale of six oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 40,709 mcf, or 21%, was due to the decline characteristics of the Registrant's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.55, or 21%, from $17.21 for the nine months ended September 30, 1995 to $20.76 for the same period in 1996 while the average price received per mcf of gas increased 36% from $1.59 during the nine months ended September 30, 1995 to $2.16 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Salvage income from equipment disposals of $13,523 and $5,575 received during the nine months ended September 30, 1996 and 1995, respectively, was derived from equipment credits on wells plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $881,910 for the nine months ended September 30, 1996 as compared to $1,096,080 for the same period in 1995, a decrease of $214,170, or 20%. This decrease was due to declines in production costs and depletion, offset by increases in general and administrative expenses ("G&A"), abandoned property costs and loss on sale of assets.

Production costs were $507,760 for the nine months ended September 30, 1996 and $577,724 for the same period in 1995 resulting in a $69,964 decrease, or 12%. The decrease was due to a decline in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, from $36,367 for the nine months ended September 30, 1995 to $36,775 for the same period in 1995. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Abandoned property costs totaled $6,221 during the nine months ended September 30, 1996. These costs were incurred on one well plugged and abandoned in 1995. For the nine months ended September 30, 1995, the expense to plug and abandon one uneconomical well totaled $3,780.

A loss of $55,993 from the sale of six oil and gas wells and four saltwater disposal wells during the nine months ended September 30, 1996 resulted from the write-off of remaining capitalized well costs of $374,574, less proceeds received of $318,581. A loss of $16,728 on the sale of two wells was recognized during the nine months ended September 30, 1995. The loss resulted from reimbursement of net revenues received of $351 after the effective date of sale on the sale of one fully depleted well, in addition to the write-off of remaining capitalized basis of $16,377 on the second well sold.

Depletion was $276,161 for the nine months ended September 30, 1996 compared to $461,481 for the same period in 1995, representing a decrease of $185,320, or 40%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), (ii) a reduction in oil production of 8,848 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, partially due to the sale of properties during 1996, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

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

Pursuant to the settlement agreement, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners, including $584,808, or $29.11 per limited partnership interest to the Registrant and its partners.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $384,281 from $373,695 for the three months ended September 30, 1996 and 1995, respectively, an increase of 3%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 20% decline in barrels of oil produced and sold and a 32% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 13,351 barrels of oil were sold compared to 16,610 for the same period in 1995, a decrease of 3,259 barrels. Of the decrease, 2,009 barrels, or 12%, was attributable to the sale of six oil and gas wells during the three months ended September 30, 1996, while the remaining decrease of 1,250 barrels, or 8%, was due to the decline characteristics of the Registrant's oil and gas properties. For the three months ended September 30, 1996, 47,503 mcf of gas were sold compared to 69,377 for the same period in 1995, a decrease of 21,874 mcf. Of the decrease, 4,569 mcf, or 7%, was due to the sale of six oil and gas wells during the three months ended September 30, 1996, while the remaining decrease of 17,305 mcf, or 25%, was due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.00, or 30%, from $16.50 for the three months ended September 30, 1995 to $21.50 for the same period in 1996 while the average price received per mcf of gas increased 42% from $1.44 during the three months ended September 30, 1995 to $2.05 in 1996.

Salvage income from equipment disposals of $5,575 for the three months ended September 30, 1995 was derived from equipment credits received on a well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $240,000 for the three months ended September 30, 1996 as compared to $367,255 for the same period in 1995, a decrease of $127,255, or 35%. This decrease was due to declines in production costs, G&A, depletion, abandoned property costs and loss on sale of assets.

Production costs were $150,608 for the three months ended September 30, 1996 and $191,006 for the same period in 1995 resulting in a $40,398 decrease, or 21%. The decrease was due to a decline in well repair and maintenance costs and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 7% from $10,843 for the three months ended September 30, 1995 to $10,048 for the same period in 1996.

Depletion was $79,325 for the three months ended September 30, 1996 compared to $145,249 for the same period in 1995, representing a decrease of $65,924, or 45%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121,
(ii) a reduction in oil production of 3,259 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, partially due to the sale of properties during 1996 and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

A loss of $16,377 on the sale of one well was recognized during the three months ended September 30, 1995, resulting from the write-off of remaining capitalized basis. Abandoned property costs totaled $19 during the three months ended September 30, 1996. These costs were incurred on one well plugged and abandoned during 1995. Abandoned property costs of $3,780 were incurred during the three months ended September 30, 1995 from the abandonment of one uneconomical well.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased to $628,810 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily due to the receipt of litigation proceeds, offset by an increase in abandoned property costs.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995, respectively, included $30,855 and $10,026 for expenditures related to equipment replacement on several oil and gas properties

During the nine months ended September 30, 1996 and 1995, proceeds from salvage income of $13,523 and $5,575, respectively, were received from the sale of equipment on properties abandoned in a prior year.

Proceeds of $318,581 were received during the nine months ended September 30, 1996 from the sale of six oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $1,259,005 of which $1,246,200 was distributed to the limited partners and $12,805 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $593,161 of which $587,217 was distributed to the limited partners and $5,944 to the managing general partner.

Cash  distributions  to the  partners of  $1,259,005  for the nine months  ended
September 30, 1996 included $584,808 to the limited partners and $5,907 to the managing general partner, resulting from proceeds received in the litigation settlement as discussed in Note 3.

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



                           Part II. Other Information

Item 1.     Legal Proceedings

During April 1996, the Registrant completed the settlement of a material litigation to which it was a party. This litigation and settlement thereof is described in Note 3 of Notes to Financial Statements above.

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


                                    PARKER & PARSLEY 87-B, LTD.

                             By:    Parker & Parsley Development L.P.,
                                     Managing General Partner

                                    By:   Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  November 13, 1996    By:    /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA