Form 10-Q
period 1997-03-31
PARKER & PARSLEY 87-B LTD
filed 1997-05-13
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


        / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1997

                                       or

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

                                Yes / x / No /  /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.      Financial Statements

             Balance Sheets as of March 31, 1997 and
               December 31, 1996.......................................    3

             Statements of Operations for the three months
               ended March 31, 1997 and 1996...........................    4

             Statement of Partners' Capital for the three months
               ended March 31, 1997....................................    5

             Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996...........................    6

             Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                                            Part II. Other Information

Item 6.         Exhibits and Reports on Form 8-K.......................    9

                27.    Financial Data Schedule

                Signatures.............................................   10

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1997           1996
                                                    ----------    -----------
                                                   (Unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $147,135 at March 31
     and $275,996 at December 31                  $    147,336   $    276,197
  Accounts receivable:
       Oil and gas sales                               172,124        234,487
       Affiliate                                        96,845            -
                                                   -----------    -----------
           Total current assets                        416,305        510,684
                                                   -----------    -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method            $ 13,660,666   $ 13,660,524
Accumulated depletion                               (9,337,655)    (9,256,719)
                                                   -----------    -----------
           Net oil and gas properties                4,323,011      4,403,805
                                                   -----------    -----------

                                                  $  4,739,316   $  4,914,489
                                                   ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     34,085   $    114,235

Partners' capital:
  Managing general partner                              46,986         47,937
  Limited partners (20,089 interests)                4,658,245      4,752,317
                                                   -----------    -----------
                                                     4,705,231      4,800,254
                                                   -----------    -----------

                                                  $  4,739,316   $  4,914,489
                                                   ===========    ===========

  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended
                                                          March 31,
                                                 -------------------------
                                                   1997             1996
                                                 --------        ---------
Revenues:
  Oil and gas                                   $ 400,745       $  413,646
  Interest                                          3,539            2,658
  Salvage income from equipment disposals             -             13,120
                                                 --------        ---------

                                                  404,284          429,424
                                                 --------        ---------
Costs and expenses:
  Oil and gas production                          170,833          187,570
  General and administrative                       11,965           12,409
  Depletion                                        80,936          109,506
  Abandoned property                                  -              6,202
                                                 --------        ---------

                                                  263,734          315,687
                                                 --------        ---------

Net income                                      $ 140,550       $  113,737
                                                 ========        =========
Allocation of net income:
  Managing general partner                      $   1,405       $    1,138
                                                 ========        =========

  Limited partners                              $ 139,145       $  112,599
                                                 ========        =========

Net income per limited partnership interest     $    6.93       $     5.60
                                                 ========        =========

Distributions per limited partnership interest  $   11.61       $     9.96
                                                =========        =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

    The accompanying notes are an integral part of thesefinancial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)


                                 Managing
                                 general       Limited
                                 partner       partners          Total
                                --------      ----------      -----------


Balance at January 1, 1997     $  47,937     $ 4,752,317     $  4,800,254

   Distributions                  (2,356)       (233,217)        (235,573)

   Net income                      1,405         139,145          140,550
                                --------      ----------       ----------

Balance at March 31, 1997      $  46,986     $ 4,658,245     $  4,705,231
                                ========      ==========      ===========












         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------

Cash flows from operating activities:
   Net income                                           $ 140,550    $ 113,737
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          80,936      109,506
        Salvage income from equipment disposals               -        (13,120)
   Changes in assets and liabilities:
     Increase in accounts receivable                      (34,482)      (7,421)
     Increase (decrease) in accounts payable              (79,895)      25,460
                                                         --------     --------

           Net cash provided by operating activities      107,109      228,162
                                                         --------     --------

Cash flows from investing activities:
   Additions to oil and gas properties                       (397)      (9,706)
   Proceeds from salvage income on equipment disposals        -         13,120
                                                         --------     --------

           Net cash provided by (used in)
             investing activities                            (397)       3,414
                                                         --------     --------

Cash flows from financing activities:
   Cash distributions to partners                        (235,573)    (202,339)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     (128,861)      29,237
Cash and cash equivalents at beginning of period          276,197      186,643
                                                         --------     --------

Cash and cash equivalents at end of period              $ 147,336    $ 215,880
                                                         ========     ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $400,745 from $413,646 for the three months ended March 31, 1997 and 1996, respectively, a decrease of 3%. The decrease in revenues resulted from an 18% decline in barrels of oil produced and sold and a 21% decline in mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1997, 12,928 barrels of oil were sold compared to 15,826 for the same period in 1996, a decrease of 2,898 barrels. Of the decrease, 1,915 barrels, or 12%, was attributable to the sale of nine oil and gas wells during 1996. The remaining decrease of 983 barrels, or 6%, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended March 31, 1997, 40,951 mcf of gas were sold compared to 51,852 for the same period in 1996, a decrease of 10,901 mcf. Of the decrease, 3,007 mcf, or 6%, was attributable to the sale of nine oil and gas wells during 1996. The remaining decrease of 7,894 mcf, or 15%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $2.69, or 14%, from $19.02 for the three months ended March 31, 1996 to $21.71 for the same period in 1997, while the average price received per mcf of gas increased 35% from $2.17 during the three months ended March 31, 1996 to $2.93 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

During the three months ended March 31, 1996, $13,120 in salvage income was derived from equipment credits received from the disposal of oil and gas equipment on one well abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $263,734 for the three months ended March 31, 1997 as compared to $315,687 for the same period in 1996, a decrease of $51,953, or 16%. This decrease was due to declines in production costs, depletion, general and administrative expenses ("G&A"), and abandoned property costs.

Production costs were $170,833 for the three months ended March 31, 1997 and $187,570 for the same period in 1996, resulting in a $16,737 decrease, or 9%. Of the decrease, $18,368, or 10%, was attributable to the sale of nine oil and gas wells and four saltwater disposal wells during 1996. The decrease was offset by an increase of $1,631 in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 4% from $12,409 for the three months ended March 31, 1996 to $11,965 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $80,936 for the three months ended March 31, 1997 compared to $109,506 for the same period in 1996. This represents a decrease in depletion of $28,570, or 26%, primarily attributable to the following factors: (i) a decline in oil production of 2,898 barrels for the three months ended March 31, 1997 compared to the same period in 1996, (ii) an upward revision of oil and gas reserves, and (iii) the sale of nine oil and gas wells and four saltwater disposal wells in 1996.

Abandoned property costs totaled $6,202 during the three months ended March 31, 1996. These costs were incurred on one well plugged and abandoned during a previous year.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $121,053 during the three months ended March 31, 1997 from the same period in 1996. This decrease was primarily attributable to an increase in expenditures for production costs paid, offset by an increase in oil and gas sales receipts.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principle investing activities for the three months ended March 31, 1997 and 1996 were related to the addition to oil and gas equipment on active properties.

Proceeds from salvage income of $13,120 were received during the three months ended March 31, 1996 from the sale of oil and gas equipment on a well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $235,573 of which $233,217 was distributed to the limited partners and $2,356 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $202,339 of which $200,103 was distributed to the limited partners and $2,236 to the managing general partner.

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



                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

       27.    Financial Data Schedule

(b)    Reports on Form 8-K - none

                           PARKER & PARSLEY 87-B, LTD.
                          A Texas Limited Partnership)



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


                                   PARKER & PARSLEY 87-B, LTD.

                            By:    Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:   Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  May 13, 1997        By:     /s/ Steven L. Beal
                                   -------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA