Form 10-Q
period 1997-06-30
PARKER & PARSLEY 87-B LTD
filed 1997-08-12
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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


                                Yes / x / No / /

                               Page 1 of 12 pages.
                            Exhibit index on page 11.

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1997 and
              December 31, 1996   .....................................    3

           Statements of Operations for the three and six
             months ended June 30, 1997 and 1996.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1997.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1997 and 1996....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.   Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                     June 30,       December 31,
                                                       1997             1996
                                                    -----------     -----------
                                                    (Unaudited)
                          ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $265,938 at June 30
      and $275,996 at December 31                  $   266,438     $   276,197
   Accounts receivable - oil and gas sales             153,745         234,487
                                                    ----------      ----------
            Total current assets                       420,183         510,684
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             13,663,963      13,660,524
Accumulated depletion                               (9,420,369)     (9,256,719)
                                                    ----------      ----------
     Net oil and gas properties                      4,243,594       4,403,805
                                                    ----------      ----------
                                                   $ 4,663,777     $ 4,914,489
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $    42,054     $   114,235

Partners' capital:
   Managing general partner                             46,145          47,937
   Limited partners (20,089 interests)               4,575,578       4,752,317
                                                    ----------      ----------
                                                     4,621,723       4,800,254
                                                    ----------      ----------
                                                   $ 4,663,777     $ 4,914,489
                                                    ==========      ==========

                The financial information included as of June 30,
                  1997 has been prepared by management without
                    audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                ----------------------   ----------------------
                                   1997       1996          1997        1996
                                ---------   ----------   ---------   ----------
Revenues:
  Oil and gas                   $ 340,617   $  427,918   $ 741,362   $  841,564
  Interest                          3,858        3,152       7,397        5,810
  Salvage income from
    equipment disposals               -            403         -         13,523
  Litigation settlement               -        590,715         -        590,715
                                 --------    ---------    --------    ---------
                                  344,475    1,022,188     748,759    1,451,612
                                 --------    ---------    --------    ---------
Costs and expenses:
  Oil and gas production          156,553      168,582     327,386      356,152
  General and administrative       10,276       14,318      22,241       26,727
  Depletion                        82,714       87,330     163,650      196,836
  Abandoned property                  -            -           -          6,202
  Loss on sale of assets              -         55,993         -         55,993
                                 --------    ---------    --------    ---------
                                  249,543      326,223     513,277      641,910
                                 --------    ---------    --------    ---------
Net income                      $  94,932   $  695,965   $ 235,482   $  809,702
                                 ========    =========    ========    =========
Allocation of net income:
   Managing general partner     $     950   $    6,959   $   2,355   $    8,097
                                 ========    =========    ========    =========
   Limited partners             $  93,982   $  689,006   $ 233,127   $  801,605
                                 ========    =========    ========    =========
Net income per limited
  partnership interest          $    4.67   $    34.30   $   11.60   $    39.90
                                 ========    =========    ========    =========
Distributions per limited
  partnership interest          $    8.79   $    40.90   $   20.40   $    50.86
                                 ========    =========    ========    =========

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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general       Limited
                                    partner       partners        Total
                                   ---------     ----------     ----------

Balance at January 1, 1997         $  47,937     $4,752,317     $4,800,254

    Distributions                     (4,147)      (409,866)      (414,013)

    Net income                         2,355        233,127        235,482
                                    --------      ---------      ---------

Balance at June 30, 1997           $  46,145     $4,575,578     $4,621,723
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                      -------------------------
                                                          1997         1996
                                                      ----------    -----------
Cash flows from operating activities:
  Net income                                          $  235,482    $   809,702
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         163,650        196,836
       Salvage income from equipment disposals               -          (13,523)
       Loss on sale of assets                                -           55,993
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           80,742         (2,263)
     Increase (decrease) in accounts payable             (71,926)        63,532
                                                       ---------     ----------
        Net cash provided by operating activities        407,948      1,110,277
                                                       ---------     ----------
Cash flows from investing activities:
  Additions to oil and gas properties                     (3,694)       (30,185)
  Proceeds from salvage income on equipment
    disposals                                                -           13,523
  Proceeds from sale of assets                               -          318,581
                                                       ---------     ----------
        Net cash provided by (used in) investing
          activities                                      (3,694)       301,919
                                                       ---------     ----------
Cash flows from financing activities:
  Cash distributions to partners                        (414,013)    (1,026,314)
                                                       ---------     ----------
Net increase (decrease) in cash and cash
  equivalents                                             (9,759)       385,882
Cash and cash equivalents at beginning of period         276,197        186,643
                                                       ---------     ----------
Cash and cash equivalents at end of period            $  266,438    $   572,525
                                                       =========     ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 87-B, Ltd. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 12% to $741,362 from $841,564 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues resulted from a 16% decrease in barrels of oil produced and sold, a 13% decrease in mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the six months ended June 30, 1997, 25,351 barrels of oil were sold compared to 30,131 for the same period in 1996, a decrease of 4,780 barrels. Of the decrease, 2,770 barrels or 9%, was attributable to the sale of six oil and gas wells during 1996, while the remaining decrease of 2,010 barrels, or 7%, was due to the decline characteristics of the Partnership's oil and gas properties. For the six months ended June 30, 1997, 89,066 mcf of gas were sold compared to 102,081 for the same period in 1996, a decrease of 13,015 mcf. Of the decrease, 5,023 mcf, or 5%, was attributable to the sale of six oil and gas wells during 1996, while the remaining decrease of 7,992 mcf, or 8%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.43 for the six months ended June 30, 1996 to $20.22 for the same period in 1997, while the average price received per mcf of gas increased 16% from $2.21 during the six months ended June 30, 1996 to $2.57 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Salvage income of $13,523, received during the six months ended June 30, 1996, was derived from equipment credits received on one well abandoned in a prior year.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $590,715, which included $584,808, or $29.11 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $513,277 for the six months ended June 30, 1997 as compared to $641,910 for the same period in 1996, a decrease of $128,633, or 20%. This decrease was due to declines in loss on sale of assets, depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $327,386 for the six months ended June 30, 1997 and $356,152 for the same period in 1996 resulting in a $28,766 decrease, or 8%. This decrease was primarily attributable to a decline in well repair and maintenance costs resulting from the sale of six oil and gas wells and four saltwater disposal wells during 1996.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 17% from $26,727 for the six months ended June 30, 1996 to $22,241 for the same period in 1997.

Depletion was $163,650 for the six months ended June 30, 1997 compared to $196,836 for the same period in 1996. This represented a decrease in depletion of $33,186, or 17%, attributable to the sale of six oil and gas wells and four saltwater disposal wells in 1996 and a decline in oil production of 2,010 barrels from the six months ended June 30, 1997 compared to the same period in 1996.

Abandoned property costs totaled $6,202 during the six months ended June 30, 1996. These costs were incurred on one well plugged and abandoned during a previous year.

A loss of $55,993 resulted from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. during the six months ended June 30, 1996.

Three months ended June 30, 1997 compared with three months ended
   June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $340,617 from $427,918 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a lower average price received per barrel of oil, a 13% decrease in barrels of oil produced and sold and a 4% decrease in mcf of gas produced and sold. For the three months ended June 30, 1997, 12,423 barrels of oil were sold compared to 14,305 for the same period in 1996, a decrease of 1,882 barrels. Of the decrease, 856 barrels or 6%, was attributable to the sale of six oil and gas wells during 1996, while the remaining decrease of 1,026 barrels, or 7%, was due to the decline characteristics of the Partnership's oil and gas properties. For the three months ended June 30, 1997, 48,115 mcf of gas were sold compared to 50,229 for the same period in 1996, a decrease of 2,114 mcf. This decrease was primarily attributable to the sale of six oil and gas wells during 1996.

The average price received per barrel of oil decreased $3.31, or 15%, from $21.98 during the three months ended June 30, 1996 to $18.67 for the same period in 1997, while the average price received per mcf of gas was $2.26 during the three months ended June 30, 1996 and 1997.

Salvage income of $403, received during the three months ended June 30, 1996, was derived from equipment credits received on one well abandoned in a prior year.

On April 29, 1996, Southmark Corporation, the managing general partner and the Partnership entered into a final $7.4 million settlement agreement with Jack N. Price resolving all outstanding litigation between the parties. As a result, all of the pending lawsuits and judgments have been dismissed, the supersedeas bond released, and the Reserve released as collateral. On June 28, 1996, a final distribution was made to the working interest owners of $590,715, which included $584,808, or $29.11 per limited partnership interest, to the Partnership and its partners.

Costs and Expenses:

Total costs and expenses decreased to $249,543 for the three months ended June 30, 1997 as compared to $326,223 for the same period in 1996, a decrease of $76,680, or 24%. This decrease was due to declines in loss on sale of assets, production costs, depletion and G&A.

Production costs were $156,553 for the three months ended June 30, 1997 and $168,582 for the same period in 1996 resulting in a $12,029 decrease, or 7%. This decrease was primarily attributable to a decline in well repair and maintenance expenses resulting from the sale of six oil and gas wells and four saltwater disposal wells during 1996.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 28%, from $14,318 for the three months ended June 30, 1996 to $10,276 for the same period in 1997.

Depletion was $82,714 for the three months ended June 30, 1997 compared to $87,330 for the same period in 1996. This represented a decrease in depletion of $4,616, or 5%.

A loss of $55,993 resulted from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C. during the three months ended June 30, 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $702,329 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This decrease was primarily due to the receipt of litigation proceeds received in 1996 as discussed in Item 2 and an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

For the six months ended June 30, 1996, proceeds from salvage income of $13,523 were received from the sale of equipment on one property abandoned in a prior year, while proceeds of $318,581 were received from the sale of six oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $414,013 of which $4,147 was distributed to the managing general partner and $409,866 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of $1,026,314 of which $4,571 was distributed to the managing general partner and $1,021,743 to the limited partners. Cash distributions to the partners of $1,026,314 for the six months ended June 30, 1996 included $5,907 to the managing general partner and $584,808 to the limited partners resulting from proceeds received in the litigation settlement, as discussed in Item 2.

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


                                      PARKER & PARSLEY 87-B, LTD.

                                By:   Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By:   Parker & Parsley Petroleum USA, Inc.
                                             ("PPUSA"), General Partner




Dated:  August 12, 1997         By:   /s/ Rich Dealy
                                     ----------------------------------
                                      Rich Dealy, Controller of PPUSA