Form 10-Q
period 1997-09-30
PARKER & PARSLEY 87-B LTD
filed 1997-11-12
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


/ x /           Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1997 and
             December 31, 1996   .......................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1997 and 1996....................    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1997....................................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996.................................    6

          Notes to Financial Statements.................................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K..............................   11

          27.   Financial Data Schedule

          Signatures....................................................   12

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information



Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets :
   Cash and cash equivalents, including interest
     bearing deposits of $245,571 at September 30
     and $275,996 at December 31                    $    246,071    $   276,197
   Accounts receivable - oil and gas sales               150,700        234,487
                                                     -----------     ----------
           Total current assets                          396,771        510,684
                                                     -----------     ----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method               13,666,154     13,660,524
Accumulated depletion                                 (9,493,073)    (9,256,719)
                                                     -----------     ----------
           Net oil and gas properties                  4,173,081      4,403,805
                                                     -----------     ----------
                                                    $  4,569,852    $ 4,914,489
                                                     ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                     $     52,659    $   114,235
Partners' capital:
   Managing general partner                               45,100         47,937
   Limited partners (20,089 interests)                 4,472,093      4,752,317
                                                     -----------     ----------
                                                       4,517,193      4,800,254
                                                     -----------     ----------
                                                    $  4,569,852    $ 4,914,489
                                                     ===========     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ---------------------   -----------------------
                                   1997        1996        1997         1996
                                ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                   $ 298,283   $ 384,281   $1,039,645   $1,225,845
  Interest                          3,867       6,996       11,264       12,806
  Litigation settlement               -           -            -        590,715
                                 --------    --------    ---------    ---------
                                  302,150     391,277    1,050,909    1,829,366
                                 --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production          156,614     150,608      484,000      506,760
  General and administrative        8,948      10,048       31,189       36,775
  Depletion                        72,704      79,325      236,354      276,161
  Loss on disposition of assets       -           -            -         42,470
  Abandoned property                  -            19          -          6,221
                                 --------    --------    ---------    ---------
                                  238,266     240,000      751,543      868,387
                                 --------    --------    ---------    ---------
Net income                      $  63,884   $ 151,277   $  299,366   $  960,979
                                 ========    ========    =========    =========
Allocation of net income:
  Managing general partner      $     639   $   1,513   $    2,994   $    9,610
                                 ========    ========    =========    =========
  Limited partners              $  63,245   $ 149,764   $  296,372   $  951,369
                                 ========    ========    =========    =========
Net income per limited
  partnership interest          $    3.15   $    7.46   $    14.75   $    47.36
                                 ========    ========    =========    =========
Distributions per limited
  partnership interest          $    8.30   $   11.17   $    28.70   $    62.03
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners         Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  47,937     $4,752,317     $4,800,254

    Distributions                      (5,831)      (576,596)      (582,427)

    Net income                          2,994        296,372        299,366
                                     --------      ---------      ---------

Balance at September 30, 1997       $  45,100     $4,472,093     $4,517,193
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------    -----------
Cash flows from operating activities:
   Net income                                        $  299,366    $   960,979
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        236,354        276,161
       Loss on disposition of assets                        -           42,470
   Changes in assets and liabilities:
       (Increase) decrease in accounts receivable        83,787         (5,311)
       Increase (decrease) in accounts payable          (61,321)        20,379
                                                      ---------     ----------
          Net cash provided by operating activities     558,186      1,294,678
                                                      ---------     ----------
Cash flows from investing activities:
   Additions to oil and gas properties                   (5,885)       (30,855)
   Proceeds from disposition of assets                      -          332,104
                                                      ---------     ----------
          Net cash provided by (used in) investing
            activities                                   (5,885)       301,249
                                                      ---------     ----------
Cash flows from financing activities:
   Cash distributions to partners                      (582,427)    (1,259,005)
                                                      ---------     ----------
Net increase (decrease) in cash and cash equivalents    (30,126)       336,922
Cash and cash equivalents at beginning of period        276,197        186,643
                                                      ---------     ----------
Cash and cash equivalents at end of period           $  246,071    $   523,565
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 87-B Ltd. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to prior period financial statements to conform to the 1997 financial presentations.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 15% to $1,039,645 from $1,225,845 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 36,671 barrels of oil were sold compared to 43,482 for the same period in 1996, a decrease of 6,811 barrels, or 16%. Of the decrease, 2,770 barrels, or 7%, was attributable to the sale of six oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 4,041 barrels, or 9%, was due to the decline characteristics of the Partnership's oil and gas properties. For the nine months ended September 30, 1997, 136,592 mcf of gas were sold compared to 149,584 for the same period in 1996, a decrease of 12,992 mcf, or 9%. Of the decrease, 5,023 mcf, or 3%, was attributable to the sale of six oil and gas wells during the nine months ended September 30, 1996, while the remaining decrease of 7,969 mcf, or 6%, was due to the decline characteristics of the Partnership's oil and gas properties. Because of these decline characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.15, or 6%, from $20.76 for the nine months ended September 30, 1996 to $19.61 for the same period in 1997, while the average price received per mcf of gas increased 9% from $2.16 during the nine months ended September 30, 1996 to $2.35 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

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

Costs and Expenses:

Total costs and expenses decreased to $751,543 for the nine months ended September 30, 1997 as compared to $868,387 for the same period in 1996, a decrease of $116,844 , or 13%. This decrease was due to declines in loss on disposition of assets, depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $484,000 for the nine months ended September 30, 1997 and $506,760 for the same period in 1996 resulting in a $22,760 decrease, or 4%. The decrease was primarily attributable to a decline in well maintenance costs resulting from the sale of six oil and gas wells and four saltwater deposal wells during 1996.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 15% from $36,775 for the nine months ended September 30, 1996 to $31,189 for the same period in 1997. The Partnership agreement limits G&A to 3% of gross oil and gas revenues.

Depletion was $236,354 for the nine months ended September 30, 1997 compared to $276,161 for the same period in 1996, representing a decrease of $39,807, or 14%, attributable to the sale of six oil and gas wells and four saltwater disposal wells in 1996 and a decline in oil production of 4,041 barrels on the remaining active properties for the nine months ended September 30, 1997 as compared to the same period in 1996.

A loss on disposition of assets of $42,470 was recognized during the nine months ended September 30, 1996. Of the loss, $55,993 resulted from the sale of six oil and gas wells and four saltwater disposal wells to Costilla Energy, L.L.C., offset by salvage income of $13,523 from equipment credits received on one well plugged and abandoned during a previous year.

Abandoned property costs totaled $6,221 during the nine months ended September 30, 1996. These costs were incurred on one well plugged and abandoned during a previous year.

Three months ended September 30, 1997 compared with three months ended September
  30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 22% to $298,283 from $384,281 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease was due to a decline in barrels of oil produced and sold and lower average prices received per barrel of oil and mcf of gas, offset by a slight increase in mcf of gas produced and sold. For the three months ended September 30, 1997, 11,320 barrels of oil were sold compared to 13,351 for the same period in 1996, a decrease of 2,031 barrels, or 15%. For the three months ended September 30, 1997, 47,526 mcf of gas were sold compared to 47,503 for the same period in 1996, an increase of 23 mcf. The increase in gas production was due to operational changes on several wells. The decrease in oil production was due to the decline characteristics of the Partnership's oil and gas properties. The sale of six oil and gas wells during 1996 had no material effect on the Partnership's oil and gas properties during the three months ended September 30, 1997.

The average price received per barrel of oil decreased $3.26, or 15%, from $21.50 for the three months ended September 30, 1996 to $18.24 for the same period in 1997, while the average price received per mcf of gas decreased 6% from $2.05 during the three months ended September 30, 1996 to $1.93 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $238,266 for the three months ended September 30, 1997 as compared to $240,000 for the same period in 1996, a decrease of $1,734. This decrease was due to declines in depletion, G&A and abandoned property costs, offset by an increase in production costs.

Production costs were $156,614 for the three months ended September 30, 1997 and $150,608 for the same period in 1996 resulting in a $6,006 increase, or 4%. The increase was due to higher ad valorem taxes, offset by a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $10,048 for the three months ended September 30, 1996 to $8,948 for the same period in 1997.

Depletion was $72,704 for the three months ended September 30, 1997 compared to $79,325 for the same period in 1996, representing a decrease of $6,621, or 8%. The decrease was due to a decline in oil production of 2,031 barrels for the three months ended September 30, 1997 as compared to the same period in 1996, offset by a decrease in oil reserves during the third quarter of 1997 due to lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $736,492 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily due to the receipt of litigation proceeds received in 1996 as discussed in Item 2, a decline in oil and gas sales receipts and an increase in production costs & G&A paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996 were related to the addition of oil and gas equipment on active properties.

Proceeds of $332,104 from disposition of assets, received during the nine months ended September 30, 1996, consisted of $13,523 from the sale of equipment on one property abandoned in a prior year and $318,581 from the sale of six oil and gas wells and four saltwater disposal wells.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $582,427 of which $5,831 was distributed to the managing general partner and $576,596 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $1,259,005 of which $12,805 was distributed to the managing general partner and $1,246,200 to the limited partners. Cash distributions to the partners of $1,259,005 for the nine months ended September 30, 1996 included $5,907 to the managing general partner and $584,808 to the limited partners, resulting from proceeds received in the litigation settlement as discussed in
Item 2.

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


                                           PARKER & PARSLEY 87-B, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 12, 1996           By:    /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Controller