Form 10-Q
period 1998-06-30
PARKER & PARSLEY 87-B LTD
filed 1998-08-04
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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


                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           27.1   Financial Data Schedule

           Signatures..................................................   12

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)
                          ASSETS

Current assets:
   Cash and cash equivalents, including interest
      bearing deposits of $260,807 at June 30
      and $268,302 at December 31                  $    261,307    $    268,802
   Accounts receivable - oil and gas sales              123,747         180,715
                                                    -----------     -----------
            Total current assets                        385,054         449,517
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              13,363,208      13,347,744
Accumulated depletion                               (10,190,524)    (10,031,260)
                                                    -----------     -----------
     Net oil and gas properties                       3,172,684       3,316,484
                                                    -----------     -----------
                                                   $  3,557,738    $  3,766,001
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     46,024    $     40,103

Partners' capital:
   Managing general partner                              35,045          37,187
   Limited partners (20,089 interests)                3,476,669       3,688,711
                                                    -----------     -----------
                                                      3,511,714       3,725,898
                                                    -----------     -----------
                                                   $  3,557,738    $  3,766,001
                                                    ===========     ===========


   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 235,929   $ 340,617   $ 511,361   $ 741,362
  Interest                            3,673       3,858       7,433       7,397
  Gain on disposition of assets         235         -        13,728         -
                                   --------    --------    --------    --------
                                    239,837     344,475     532,522     748,759
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            154,727     156,553     315,652     327,386
  General and administrative          7,078      10,276      15,341      22,241
  Depletion                          81,439      82,714     159,264     163,650
  Abandoned property                     95         -         3,943         -
                                   --------    --------    --------    --------
                                    243,339     249,543     494,200     513,277
                                   --------    --------    --------    --------
Net income (loss)                 $  (3,502)  $  94,932   $  38,322   $ 235,482
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     (35)  $     950   $     383   $   2,355
                                   ========    ========    ========    ========
  Limited partners                $  (3,467)  $  93,982   $  37,939   $ 233,127
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    (.17)  $    4.67   $    1.89   $   11.60
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    4.64   $    8.79   $   12.44   $   20.40
                                   ========    ========    ========    ========


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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general       Limited
                                      partner       partners         Total
                                     ---------     ----------     ----------

Balance at January 1, 1998           $  37,187     $3,688,711     $3,725,898

    Distributions                       (2,525)      (249,981)      (252,506)

    Net income                             383         37,939         38,322
                                      --------      ---------      ---------

Balance at June 30, 1998             $  35,045     $3,476,669     $3,511,714
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Six months ended
                                                           June 30,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Cash flows from operating activities:
  Net income                                      $   38,322     $  235,482
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                     159,264        163,650
       Gain on disposition of assets                 (13,728)           -
  Changes in assets and liabilities:
     Accounts receivable                              56,968         80,742
     Accounts payable                                  5,921        (71,926)
                                                   ---------      ---------
          Net cash provided by operating
            activities                               246,747        407,948
                                                   ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                (15,464)        (3,694)
  Proceeds from asset dispositions                    13,728            -
                                                   ---------      ---------
          Net cash used in investing
            activities                                (1,736)        (3,694)
                                                   ---------      ---------
Cash flows from financing activities:
  Cash distributions to partners                    (252,506)      (414,013)
                                                   ---------      ---------
Net decrease in cash and cash equivalents             (7,495)        (9,759)
Cash and cash equivalents at beginning of period     268,802        276,197
                                                   ---------      ---------
Cash and cash equivalents at end of period        $  261,307     $  266,438
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 31% to $511,361 from $741,362 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 25,046 barrels of oil, 10,876 barrels of natural gas liquids ("NGLs") and 51,388 mcf of gas were sold, or 44,487 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 25,351 barrels of oil and 89,066 mcf of gas were sold, or 40,195 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.13, or 30%, from $20.22 for the six months ended June 30, 1997 to $14.09 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.46. The average price received per mcf of gas decreased 41% from $2.57 during the six months ended June 30, 1997 to $1.51 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $13,728 was received during the six months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year. Abandoned property costs of $3,943 were also incurred during the six months ended June 30, 1998 related to this well.

Costs and Expenses:

Total costs and expenses decreased to $494,200 for the six months ended June 30, 1998 as compared to $513,277 for the same period in 1997, a decrease of $19,077, or 4%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion, offset by an increase in abandoned property costs.

Production costs were $315,652 for the six months ended June 30, 1998 and $327,386 for the same period in 1997 resulting in a $11,734 decrease, or 4%. This decrease was primarily due to a decline in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 31% from $22,241 for the six months ended June 30, 1997 to $15,341 for the same period in 1998.

Depletion was $159,264 for the six months ended June 30, 1998 compared to $163,650 for the same period in 1997. This represented a decrease in depletion of $4,386, or 3%. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 305 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
   June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 31% to $235,929 from $340,617 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 12,145 barrels of oil, 5,147 barrels of NGLs and 22,520 mcf of gas were sold, or 21,045 BOEs. For the three months ended June 30, 1997, 12,423 barrels of oil and 48,115 mcf of gas were sold, or 20,442 BOEs.

The average price received per barrel of oil decreased $5.27, or 28%, from $18.67 during the three months ended June 30, 1997 to $13.40 for the same period in 1998. The average price received per barrel of NGLS during the three months ended June 30, 1998 was $7.70. The average price received per mcf of gas decreased 34% from $2.26 during the three months ended June 30, 1997 to $1.49 for the same period in 1998.

A gain on disposition of assets of $235 was received during the three months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year. Abandoned property costs of $95 were also incurred during the three months ended June 30, 1998 related to this well.

Costs and Expenses:

Total costs and expenses decreased to $243,339 for the three months ended June 30, 1998 as compared to $249,543 for the same period in 1997, a decrease of $6,204. This decrease was due to declines in G&A, production costs and depletion, offset by an increase in abandoned property costs.

Production costs were $154,727 for the three months ended June 30, 1998 and $156,553 for the same period in 1997 resulting in a $1,826 decrease. This decrease was due to a decline in production taxes, offset by an increase in well maintenance expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 31%, from $10,276 for the three months ended June 30, 1997 to $7,078 for the same period in 1998.

Depletion was $81,439 for the three months ended June 30, 1998 compared to $82,714 for the same period in 1997. This represented a decrease in depletion of $1,275. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 278 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $161,201 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decrease in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 and 1997 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $13,728 were received during the six months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $252,506 of which $2,525 was distributed to the managing general partner and $249,981 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of $414,013 of which $4,147 was distributed to the managing general partner and $409,866 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 87-B, LTD.

                                     By:   Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 4, 1998               By:   /s/ Rich Dealy
                                          -----------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer