Form 10-Q
period 1999-06-30
PARKER & PARSLEY 87-B LTD
filed 1999-08-06
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   12

           27.1   Financial Data Schedule

           Signatures..................................................   13

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1999          1998
                                                   ------------   ------------
                                                   (Unaudited)
                          ASSETS

Current assets:
   Cash                                            $    250,978   $    221,422
   Accounts receivable - oil and gas sales              160,987        116,033
                                                    -----------    -----------
            Total current assets                        411,965        337,455
                                                    -----------    -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              13,378,453     13,370,742
Accumulated depletion                               (10,850,497)   (10,723,851)
                                                    ------------   -----------
     Net oil and gas properties                       2,527,956      2,646,891
                                                    -----------    -----------
                                                   $  2,939,921   $  2,984,346
                                                    ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     39,835   $     21,253

Partners' capital:
   Managing general partner                              28,929         29,559
   Limited partners (20,089 interests)                2,871,157      2,933,534
                                                    -----------    -----------
                                                      2,900,086      2,963,093
                                                    -----------    -----------
                                                   $  2,939,921   $  2,984,346
                                                    ===========    ===========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1999       1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 267,074   $ 235,929   $ 458,623   $ 511,361
  Interest                            2,625       3,673       4,899       7,433
  Gain on disposition of assets         -           235         -        13,728
                                   --------    --------    --------    --------
                                    269,699     239,837     463,522     532,522
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            158,350     154,727     302,253     315,652
  General and administrative          8,012       7,078      13,759      15,341
  Depletion                          49,069      81,439     126,646     159,264
  Abandoned property                    -            95         -         3,943
                                   --------    --------    --------    --------
                                    215,431     243,339     442,658     494,200
                                   --------    --------    --------    --------
Net income (loss)                 $  54,268   $  (3,502)  $  20,864   $  38,322
                                   ========    ========    ========    ========
Allocation of net income (loss):
   Managing general partner       $     543   $     (35)  $     209   $     383
                                   ========    ========    ========    ========
  Limited partners                $  53,725   $  (3,467)  $  20,655   $  37,939
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $    2.68   $    (.17)  $    1.03   $    1.89
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    2.28   $    4.64   $    4.13   $   12.44
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1999          $  29,559     $2,933,534     $2,963,093

    Distributions                        (839)       (83,032)       (83,871)

    Net income                            209         20,655         20,864
                                     --------      ---------      ---------

Balance at June 30, 1999            $  28,929     $2,871,157     $2,900,086
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Six months ended
                                                              June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flows from operating activities:
  Net income                                          $   20,864    $   38,322
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         126,646       159,264
       Gain on disposition of assets                         -         (13,728)
  Changes in assets and liabilities:
     Accounts receivable                                 (44,954)       56,968
     Accounts payable                                     18,582         5,921
                                                       ---------     ---------
          Net cash provided by operating activities      121,138       246,747
                                                       ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                     (7,711)      (15,464)
  Proceeds from asset dispositions                           -          13,728
                                                       ---------     ---------
          Net cash used in investing activities           (7,711)       (1,736)
                                                       ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                         (83,871)     (252,506)
                                                       ---------     ---------
Net increase (decrease) in cash                           29,556        (7,495)
Cash at beginning of period                              221,422       268,802
                                                       ---------     ---------
Cash at end of period                                 $  250,978    $  261,307
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 10% to $458,623 from $511,361 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 23,002 barrels of oil, 11,929 barrels of natural gas liquids ("NGLs") and 51,130 mcf of gas were sold, or 43,453 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 25,046 barrels of oil, 10,876 barrels of NGLs and 51,388 mcf of gas were sold, or 44,487 BOEs.

The average price received per barrel of oil decreased $1.08, or 8%, from $14.09 for the six months ended June 30, 1998 to $13.01 for the same period in 1999. The average price received per barrel of NGLs decreased slightly from $7.46 during the six months ended June 30, 1998 to $7.29 for the same period in 1999. The average price received per mcf of gas decreased 6% from $1.51 during the six months ended June 30, 1998 to $1.42 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $13,728 was received during the six months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year. Abandoned property costs of $3,943 were also incurred during the six months ended June 30, 1998 related to this well.

Costs and Expenses:

Total costs and expenses decreased to $442,658 for the six months ended June 30, 1999 as compared to $494,200 for the same period in 1998, a decrease of $51,542, or 10%. This decrease was due to declines in depletion, production costs, abandoned property costs and general and administrative expenses ("G&A").

Production costs were $302,253 for the six months ended June 30, 1999 and $315,652 for the same period in 1998 resulting in a $13,399 decrease, or 4%. This decrease was primarily due to a decline in production taxes and ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 10% from $15,341 for the six months ended June 30, 1998 to $13,759 for the same period in 1999.

Depletion was $126,646 for the six months ended June 30, 1999 compared to $159,264 for the same period in 1998, a decrease of $32,618, or 20%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 2,044 barrels for the six months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
   June 30, 1998

Revenues:

The Partnership's oil and gas revenues increased 13% to $267,074 from $235,929 for the three months ended June 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended June 30, 1999, 11,616 barrels of oil, 6,585 barrels of NGLs and 25,440 mcf of gas were sold, or 22,441 BOEs. For the three months ended June 30, 1998, 12,145 barrels of oil, 5,147 barrels of NGLs and 22,520 mcf of gas were sold, or 21,045 BOEs.

The average price received per barrel of oil increased $1.26, or 9%, from $13.40 during the three months ended June 30, 1998 to $14.66 for the same period in 1999. The average price received per barrel of NGLs increased $1.06, or 14%, from $7.70 during the three months ended June 30, 1998 to $8.76 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.49 during the three months ended June 30, 1998 to $1.54 for the same period in 1999.

A gain on disposition of assets of $235 was received during the three months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year. Abandoned property costs of $95 were also incurred during the three months ended June 30, 1998 related to this well.

Costs and Expenses:

Total costs and expenses decreased to $215,431 for the three months ended June 30, 1999 as compared to $243,339 for the same period in 1998, a decrease of $27,908, or 11%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and G&A.

Production costs were $158,350 for the three months ended June 30, 1999 and $154,727 for the same period in 1998 resulting in a $3,623 increase. This increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decline in ad valorem taxes.

During this period, G&A increased, in aggregate, 13%, from $7,078 for the three months ended June 30, 1998 to $8,012 for the same period in 1999.

Depletion was $49,069 for the three months ended June 30, 1999 compared to $81,439 for the same period in 1998, a decrease of $32,370, or 40%. This decrease was primarily attributable to an increase in proved reserves during the period ended June 30, 1999 as a result of higher commodity prices, a reduction in oil production of 529 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $125,609 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was due to a decline in oil and gas sales receipts, offset by a decrease in production costs, G&A expenses and abandoned property costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1999 and 1998 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $13,728 were received during the six months ended June 30, 1998 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $83,871 of which $839 was distributed to the managing general partner and $83,032 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $252,506 of which $2,525 was distributed to the managing general partner and $249,981 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems.

As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                       PARKER & PARSLEY 87-B, LTD.

                                 By:   Pioneer Natural Resources USA, Inc.,
                                        Managing General Partner





Dated:  August 5, 1999           By:   /s/ Rich Dealy
                                      -------------------------------------
                                       Rich Dealy, Vice President and
                                       Chief Accounting Officer