Form 10-Q
period 1999-09-30
PARKER & PARSLEY 87-B LTD
filed 1999-11-08
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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


                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   12

           27.1   Financial Data Schedule

           Signatures...............................................   13

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information



Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1999              1998
                                                  ------------     ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
   Cash                                           $    282,546     $    221,422
   Accounts receivable - oil and gas sales             186,375          116,033
                                                   -----------      -----------
           Total current assets                        468,921          337,455
                                                   -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method             13,378,673       13,370,742
Accumulated depletion                              (10,889,790)     (10,723,851)
                                                   -----------      -----------
           Net oil and gas properties                2,488,883        2,646,891
                                                   -----------      -----------
                                                  $  2,957,804     $  2,984,346
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                   $     48,377     $     21,253

Partners' capital:
   Managing general partner                             29,022           29,559
   Limited partners (20,089 interests)               2,880,405        2,933,534
                                                   -----------      -----------
                                                     2,909,427        2,963,093
                                                   -----------      -----------
                                                  $  2,957,804     $  2,984,346
                                                   ===========      ===========



The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   ---------------------
                                    1999        1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 328,968   $ 240,013   $ 787,591   $ 751,374
  Interest                           3,407       3,682       8,306      11,115
  Gain on asset dispositions           -           -           -        13,728
                                  --------    --------    --------    --------
                                   332,375     243,695     795,897     776,217
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production           162,348     128,006     464,601     443,658
  General and administrative         9,869       7,200      23,628      22,541
  Depletion                         39,293      78,606     165,939     237,870
  Abandoned property                   -           -           -         3,943
                                  --------    --------    --------    --------
                                   211,510     213,812     654,168     708,012
                                  --------    --------    --------    --------
Net income                       $ 120,865   $  29,883   $ 141,729   $  68,205
                                  ========    ========    ========    ========
Allocation of net income:
  Managing general partner       $   1,208   $     299   $   1,417   $     682
                                  ========    ========    ========    ========
  Limited partners               $ 119,657   $  29,584   $ 140,312   $  67,523
                                  ========    ========    ========    ========
Net income per limited
  partnership interest           $    5.95   $    1.47   $    6.98   $    3.36
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    5.50   $    4.57   $    9.63   $   17.01
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners        Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   29,559     $2,933,534     $2,963,093

    Distributions                         (1,954)      (193,441)      (195,395)

    Net income                             1,417        140,312        141,729
                                       ---------      ---------      ---------

Balance at September 30, 1999         $   29,022     $2,880,405     $2,909,427
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine months ended
                                                       September 30,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
Cash flows from operating activities:
   Net income                                    $  141,729      $   68,205
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                    165,939         237,870
       Gain on disposition of assets                    -           (13,728)
   Changes in assets and liabilities:
       Accounts receivable                          (70,342)         31,750
       Accounts payable                              27,124          13,745
                                                  ---------       ---------
            Net cash provided by operating
              activities                            264,450         337,842
                                                  ---------       ---------
Cash flows from investing activities:
   Additions to oil and gas properties              (14,605)        (19,383)
   Proceeds from asset dispositions                   6,674          13,728
                                                  ---------       ---------
            Net cash used in investing
              activities                             (7,931)         (5,655)
                                                  ---------       ---------
Cash flows used in financing activities:
   Cash distributions to partners                  (195,395)       (345,124)
                                                  ---------       ---------
Net increase (decrease) in cash                      61,124         (12,937)
Cash at beginning of period                         221,422         268,802
                                                  ---------       ---------
Cash at end of period                            $  282,546      $  255,865
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 5% to $787,591 from $751,374 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the nine months ended September 30, 1999, 33,802 barrels of oil, 18,915 barrels of natural gas liquids ("NGLs") and 77,408 mcf of gas were sold, or 65,618 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 37,186 barrels of oil, 17,807 barrels of NGLs and 80,748 mcf of gas were sold, or 68,451 BOEs.

The average price received per barrel of oil increased $1.38, or 10%, from $13.54 for the nine months ended September 30, 1998 to $14.92 for the same period in 1999. The average price received per barrel of NGLs increased $1.49, or 21%, from $7.06 during the nine months ended September 30, 1998 to $8.55 for the same period in 1999. The average price received per mcf of gas increased 3% from $1.52 during the nine months ended September 30, 1998 to $1.57 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

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

Costs and Expenses:

Total costs and expenses decreased to $654,168 for the nine months ended September 30, 1999 as compared to $708,012 for the same period in 1998, a decrease of $53,844 , or 8%. This decrease was due to declines in depletion and abandoned property costs, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $464,601 for the nine months ended September 30, 1999 and $443,658 for the same period in 1998 resulting in a $20,943 increase, or 5%. The increase was due to additional well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 5% from $22,541 for the nine months ended September 30, 1998 to $23,628 for the same period in 1999.

Depletion was $165,939 for the nine months ended September 30, 1999 compared to $237,870 for the same period in 1998, representing a decrease of $71,931, or 30%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 3,384 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 37% to $328,968 from $240,013 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended September 30, 1999, 10,800 barrels of oil, 6,986 barrels of NGLs and 26,278 mcf of gas were sold, or 22,166 BOEs. For the three months ended September 30, 1998, 12,140 barrels of oil, 6,931 barrels of NGLs and 29,360 mcf of gas were sold, or 23,964 BOEs.

The average price received per barrel of oil increased $6.60, or 53%, from $12.40 for the three months ended September 30, 1998 to $19.00 for the same period in 1999. The average price received per barrel of NGLs increased $4.29, or 67%, from $6.42 during the three months ended September 30, 1998 to $10.71 for the same period in 1999. The average price received per mcf of gas increased 22% from $1.53 during the three months ended September 30, 1998 to $1.86 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $211,510 for the three months ended September 30, 1999 as compared to $213,812 for the same period in 1998, a decrease of $2,302. This decrease was due to a decline in depletion, offset by increases in production costs and G&A.

Production costs were $162,348 for the three months ended September 30, 1999 and $128,006 for the same period in 1998 resulting in a $34,342 increase, or 27%. The increase was due to higher well maintenance costs incurred in an effort to stimulate well production and an increase in production taxes, offset by a decrease in ad valorem taxes.

During this period, G&A increased from $7,200 for the three months ended September 30, 1998 to $9,869 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $39,293 for the three months ended September 30, 1999 compared to $78,606 for the same period in 1998, representing a decrease of $39,313, or 50%. This decrease was primarily attributable to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 1,340 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $73,392 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to declines in oil and gas sales receipts of

$68,684 and an increase in production costs paid of $18,164, offset by declines of $9,513 in G&A expenses paid and $3,943 in abandoned property costs paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 and 1998 were related to the addition of oil and gas equipment on active properties.

Proceeds from asset dispositions of $6,674 were received during the nine months ended September 30, 1999 from equipment credits received on active properties. Proceeds of $13,728 were received during the same period in 1998 from the sale of oil and gas equipment on one well abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $195,395 of which $1,954 was distributed to the managing general partner and $193,441 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $345,124 of which $3,451 was distributed to the managing general partner and $341,673 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 87-B, LTD.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 8, 1999          By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer