Form 10-Q
period 2000-03-31
PARKER & PARSLEY 87-B LTD
filed 2000-05-09
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-12244-02

                           PARKER & PARSLEY 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                          Texas                              75-2185706
          ---------------------------------------      ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------     ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
              December 31, 1999........................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................    9

            27.1    Financial Data Schedule

            Signatures.................................................   10

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   March 31,      December 31,
                                                     2000             1999
                                                 ------------     ------------
                                                  (Unaudited)
                      ASSETS

Current assets:
  Cash                                           $    278,572     $    262,756
  Accounts receivable - oil and gas sales             251,076          179,571
                                                  -----------      -----------
           Total current assets                       529,648          442,327
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method             13,388,013       13,385,570
Accumulated depletion                             (10,965,508)     (10,926,957)
                                                  -----------      -----------
           Net oil and gas properties               2,422,505        2,458,613
                                                  -----------      -----------
                                                 $  2,952,153     $  2,900,940
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     38,554     $     29,475

Partners' capital:
  Managing general partner                             29,065           28,643
  Limited partners (20,089 interests)               2,884,534        2,842,822
                                                  -----------      -----------
                                                    2,913,599        2,871,465
                                                  -----------      -----------
                                                 $  2,952,153     $  2,900,940
                                                  ===========      ===========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                     2000            1999
                                                  ----------      ----------
Revenues:
  Oil and gas                                     $  453,944      $  191,549
  Interest                                             3,686           2,274
  Gain on disposition of assets                        3,753             -
                                                   ---------       ---------
                                                     461,383         193,823
                                                   ---------       ---------
Costs and expenses:
  Oil and gas production                             162,841         143,903
  General and administrative                          13,618           5,747
  Depletion                                           38,551          77,577
                                                   ---------       ---------
                                                     215,010         227,227
                                                   ---------       ---------
Net income (loss)                                 $  246,373      $  (33,404)
                                                   =========       =========
Allocation of net income (loss):
  Managing general partner                        $    2,464      $     (334)
                                                   =========       =========
  Limited partners                                $  243,909      $  (33,070)
                                                   =========       =========
Net income (loss) per limited partnership
  interest                                        $    12.14      $    (1.65)
                                                   =========       =========
Distributions per limited partnership
  interest                                        $    10.07      $     1.85
                                                   =========       =========


         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)


                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 2000           $   28,643     $2,842,822     $2,871,465

   Distributions                         (2,042)      (202,197)      (204,239)

   Net income                             2,464        243,909        246,373
                                      ---------      ---------      ---------

Balance at March 31, 2000            $   29,065     $2,884,534     $2,913,599
                                      =========      =========      =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                  $  246,373    $  (33,404)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         38,551        77,577
        Gain on disposition of assets                     (3,753)          -
   Changes in assets and liabilities:
     Accounts receivable                                 (71,505)      (14,133)
     Accounts payable                                      9,079         8,209
                                                       ---------     ---------
         Net cash provided by operating activities       218,745        38,249
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (2,443)       (7,519)
   Proceeds from asset dispositions                        3,753           -
                                                       ---------     ---------
         Net cash provided by (used in) investing
            activities                                     1,310        (7,519)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (204,239)      (37,460)
                                                       ---------     ---------
Net increase (decrease) in cash                           15,816        (6,730)
Cash at beginning of period                              262,756       221,422
                                                       ---------     ---------
Cash at end of period                                 $  278,572    $  214,692
                                                       =========     =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 137% to $453,944 for the three months ended March 31, 2000 as compared to $191,549 for the same period in 1999. The increase in revenues resulted from higher average prices received and increases in production. For the three months ended March 31, 2000, 11,392 barrels of oil, 6,086 barrels of natural gas liquids ("NGLs") and 26,331 mcf of gas were sold, or 21,867 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 11,386 barrels of oil, 5,344 barrels of NGLs and 25,690 mcf of gas were sold, or 21,012 BOEs.

The average price received per barrel of oil increased $16.36, or 144%, from $11.33 for the three months ended March 31, 1999 to $27.69 for the same period in 2000. The average price received per barrel of NGLs increased $9.70, or 177%, from $5.48 for the three months ended March 31, 1999 to $15.18 for the same period in 2000. The average price received per mcf of gas increased 35% from $1.30 during the three months ended March 31, 1999 to $1.75 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $3,753 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well for the three months ended March 31, 2000.

Costs and Expenses:

Total costs and expenses decreased to $215,010 for the three months ended March 31, 2000 as compared to $227,227 for the same period in 1999, a decrease of $12,217, or 5%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administrative expenses ("G&A").

Production costs were $162,841 for the three months ended March 31, 2000 and $143,903 for the same period in 1999, resulting in a $18,938 increase, or 13%. The increase was the result of increases in production taxes due to increased oil and gas revenues and well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 137% from $5,747 for the three months ended March 31, 1999 to $13,618 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $38,551 for the three months ended March 31, 2000 compared to $77,577 for the same period in 1999, a decrease of $39,026, or 50%. This decrease was primarily the result of an increase in proved reserves during the three months ended March 31, 2000 due to higher commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $180,496 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $206,435 in oil and gas sales receipts, offset by increases in operating costs paid of $20,222 and in G&A expenses paid of $5,717.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principle investing activities for the three months ended March 31, 2000 and 1999 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from salvage income of $3,753 were recognized during the three months ended March 31, 2000 on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $204,239, of which $2,042 was distributed to the managing general partner and $202,197 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $37,460, of which $375 was distributed to the managing general partner and $37,085 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                         PARKER & PARSLEY 87-B, LTD.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner

Dated:  May 9, 2000               By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer