Form 10-Q
period 2000-06-30
PARKER & PARSLEY 87-B LTD
filed 2000-08-08
CIK 811000

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                         Commission File No. 33-12244-02

                           PARKER & PARSLEY 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                   Texas                                   75-2185706
  ---------------------------------------------       ---------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS

                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999.....................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000.....................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999..................................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           27.1   Financial Data Schedule

           Signatures................................................   11

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   June 30,      December 31,
                                                     2000            1999
                                                 ------------    ------------
                                                  (Unaudited)
                          ASSETS
Current assets:
   Cash                                          $    281,485    $    262,756
   Accounts receivable - oil and gas sales            226,787         179,571
                                                  -----------     -----------
            Total current assets                      508,272         442,327
                                                  -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method            13,388,798      13,385,570
Accumulated depletion                             (11,001,473)    (10,926,957)
                                                  ------------    -----------
     Net oil and gas properties                     2,387,325       2,458,613
                                                  -----------     -----------
                                                 $  2,895,597    $  2,900,940
                                                  ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                  $     48,366    $     29,475

Partners' capital:
   Managing general partner                            28,401          28,643
   Limited partners (20,089 interests)              2,818,830       2,842,822
                                                  -----------     -----------
                                                    2,847,231       2,871,465
                                                  -----------     -----------
                                                 $  2,895,597    $  2,900,940
                                                  ===========     ===========


  The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                    Three months ended      Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     2000       1999        2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 414,169   $ 267,074   $ 868,113   $ 458,623
  Interest                            5,225       2,625       8,911       4,899
  Gain on disposition of assets         -           -         3,753         -
                                   --------    --------    --------    --------
                                    419,394     269,699     880,777     463,522
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            182,083     158,350     344,924     302,253
  General and administrative         12,425       8,012      26,043      13,759
  Depletion                          35,965      49,069      74,516     126,646
                                   --------    --------    --------    --------
                                    230,473     215,431     445,483     442,658
                                   --------    --------    --------    --------
Net income                        $ 188,921   $  54,268   $ 435,294   $  20,864
                                   ========    ========    ========    ========
Allocation of net income:
   Managing general partner       $   1,889   $     543   $   4,353   $     209
                                   ========    ========    ========    ========
  Limited partners                $ 187,032   $  53,725   $ 430,941   $  20,655
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    9.31   $    2.68   $   21.45   $    1.03
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                                   (Unaudited)



                                       Managing
                                       general       Limited
                                       partner       partners        Total
                                      ---------     ----------     ----------


Balance at January 1, 2000            $  28,643     $2,842,822     $2,871,465

    Distributions                        (4,595)      (454,933)      (459,528)

    Net income                            4,353        430,941        435,294
                                       --------      ---------      ---------

Balance at June 30, 2000              $  28,401     $2,818,830     $2,847,231
                                       ========      =========      =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          Six months ended
                                                               June 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------    ---------
Cash flows from operating activities:
  Net income                                           $  435,294    $  20,864
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                           74,516      126,646
       Gain on disposition of assets                       (3,753)         -
  Changes in assets and liabilities:
     Accounts receivable                                  (47,216)     (44,954)
     Accounts payable                                      18,891       18,582
                                                        ---------     --------
          Net cash provided by operating activities       477,732      121,138
                                                        ---------     --------
Cash flows from investing activities:
  Additions to oil and gas properties                      (3,228)      (7,711)
  Proceeds from asset dispositions                          3,753          -
                                                        ---------     --------
          Net cash provided by (used in)
             investing activities                             525       (7,711)
                                                        ---------     --------
Cash flows used in financing activities:
  Cash distributions to partners                         (459,528)     (83,871)
                                                        ---------     --------
Net increase in cash                                       18,729       29,556
Cash at beginning of period                               262,756      221,422
                                                        ---------     --------
Cash at end of period                                  $  281,485    $ 250,978
                                                        =========     ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended

  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 89% to $868,113 for the six months ended June 30, 2000 as compared to $458,623 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 21,676 barrels of oil, 11,585 barrels of natural gas liquids ("NGLs") and 47,808 mcf of gas were sold, or 41,229 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 23,002 barrels of oil, 11,929 barrels of NGLs and 51,130 mcf of gas were sold, or 43,453 BOEs.

The average price received per barrel of oil increased $14.29, or 110%, from $13.01 for the six months ended June 30, 1999 to $27.30 for the same period in 2000. The average price received per barrel of NGLs increased $7.79, or 107%, from $7.29 during the six months ended June 30, 1999 to $15.08 for the same period in 2000. The average price received per mcf of gas increased 50% from $1.42 during the six months ended June 30, 1999 to $2.13 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $3,753, recognized during the six months ended June 30, 2000, was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $445,483 for the six months ended June 30, 2000 as compared to $442,658 for the same period in 1999, an increase of $2,825, or 1%. This increase was due to higher production costs and general and administrative expenses ("G&A"), offset by a decrease in depletion.

Production costs were $344,924 for the six months ended June 30, 2000 and $302,253 for the same period in 1999 resulting in a $42,671 increase, or 14%. This increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 89% from $13,759 for the six months ended June 30, 1999 to $26,043 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $74,516 for the six months ended June 30, 2000 compared to $126,646 for the same period in 1999, a decrease of $52,130, or 41%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decline in oil production of 1,326 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 55% to $414,169 for the three months ended June 30, 2000 as compared to $267,074 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended June 30, 2000, 10,284 barrels of oil, 5,499 barrels of NGLs and 21,477 mcf of gas were sold, or 19,363 BOEs. For the three months ended June 30, 1999, 11,616 barrels of oil, 6,585 barrels of NGLs and 25,440 mcf of gas were sold, or 22,441 BOEs.

The average price received per barrel of oil increased $12.20, or 83%, from $14.66 during the three months ended June 30, 1999 to $26.86 for the same period in 2000. The average price received per barrel of NGLs increased $6.22, or 71%, from $8.76 during the three months ended June 30, 1999 to $14.98 for the same period in 2000. The average price received per mcf of gas increased 68% from $1.54 during the three months ended June 30, 1999 to $2.59 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $230,473 for the three months ended June 30, 2000 as compared to $215,431 for the same period in 1999, an increase of $15,042, or 7%. This increase was due to higher production costs and G&A, offset by a decrease in depletion.

Production costs were $182,083 for the three months ended June 30, 2000 and $158,350 for the same period in 1999 resulting in a $23,733 increase, or 15%. This increase was the result of higher production taxes due to higher oil and gas prices and additional well maintenance costs incurred to stimulate well production.

During this period, G&A increased, in aggregate, 55%, from $8,012 for the three months ended June 30, 1999 to $12,425 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $35,965 for the three months ended June 30, 2000 compared to $49,069 for the same period in 1999, a decrease of $13,104, or 27%. This decrease was attributable to an increase in proved reserves during the period ended June 30, 2000 as a result of higher commodity prices and a decline in oil production of 1,332 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $356,594 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to a $411,240 increase in oil and gas sales receipts, offset by increases in operating costs paid of $41,100 and G&A expenses paid of $13,546.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 and 1999 were related to the upgrades of oil and gas equipment on active properties.

Proceeds from salvage income of $3,753 were recognized during the six months ended June 30, 2000 on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $459,528, of which $4,595 was distributed to the managing general partner and $454,933 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $83,871, of which $839 was distributed to the managing general partner and $83,032 to the limited partners.

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

                                     PARKER & PARSLEY 87-B, LTD.

                               By:   Pioneer Natural Resources USA, Inc.,
                                      Managing General Partner





Dated:  August 8, 2000        By:   /s/ Rich Dealy
                                    ----------------------------------------
                                     Rich Dealy, Vice President and
                                     Chief Accounting Officer