Form 10-Q
period 2000-09-30
PARKER & PARSLEY 87-B LTD
filed 2000-11-08
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-12244-02


                           PARKER & PARSLEY 87-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                          Texas                             75-2185706
       --------------------------------------------    ---------------------
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas       75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2000 and
              December 31, 1999.....................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999...............    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2000...............................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2000 and 1999............................    6

           Notes to Financial Statements............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.........................   10

           27.1   Financial Data Schedule

           Signatures...............................................   11

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information



Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                 September 30,    December 31,
                                                     2000             1999
                                                 -------------    ------------
                                                  (Unaudited)
                 ASSETS
Current assets:
   Cash                                          $    280,248     $    262,756
   Accounts receivable - oil and gas sales            242,627          179,571
                                                  -----------      -----------
           Total current assets                       522,875          442,327
                                                  -----------      -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method            13,396,128       13,385,570
Accumulated depletion                             (11,038,616)     (10,926,957)
                                                  -----------      -----------
           Net oil and gas properties               2,357,512        2,458,613
                                                  -----------      -----------
                                                 $  2,880,387     $  2,900,940
                                                  ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                  $     49,242     $     29,475

Partners' capital:
   Managing general partner                            28,239           28,643
   Limited partners (20,089 interests)              2,802,906        2,842,822
                                                  -----------      -----------
                                                    2,831,145        2,871,465
                                                  -----------      -----------
                                                 $  2,880,387     $  2,900,940
                                                  ===========      ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                 ---------------------    ----------------------
                                   2000        1999          2000        1999
                                 ---------   ---------    ----------   ---------
Revenues:
  Oil and gas                    $ 472,512   $ 328,968    $1,340,625   $ 787,591
  Interest                           6,245       3,407        15,156       8,306
  Gain on disposition of assets        349         -           4,102         -
                                  --------    --------     ---------    --------
                                   479,106     332,375     1,359,883     795,897
                                  --------    --------     ---------    --------
Costs and expenses:
  Oil and gas production           169,247     162,348       514,171     464,601
  General and administrative        14,176       9,869        40,219      23,628
  Depletion                         37,143      39,293       111,659     165,939
                                  --------    --------     ---------    --------
                                   220,566     211,510       666,049     654,168
                                  --------    --------     ---------    --------
Net income                       $ 258,540   $ 120,865    $  693,834   $ 141,729
                                  ========    ========     =========    ========
Allocation of net income:
  Managing general partner       $   2,585   $   1,208    $    6,938   $   1,417
                                  ========    ========     =========    ========

  Limited partners               $ 255,955   $ 119,657    $  686,896   $ 140,312
                                  ========    ========     =========    ========
Net income per limited
  partnership interest           $   12.74   $    5.95    $    34.19   $    6.98
                                  ========    ========     =========    ========



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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                        Managing
                                        general       Limited
                                        partner       partners       Total
                                       ----------    ----------    ----------

Balance at January 1, 2000             $   28,643    $2,842,822    $2,871,465

    Distributions                          (7,342)     (726,812)     (734,154)

    Net income                              6,938       686,896       693,834
                                        ---------     ---------     ---------

Balance at September 30, 2000          $   28,239    $2,802,906    $2,831,145
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                             September 30,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Cash flows from operating activities:
   Net income                                          $  693,834   $  141,729
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                          111,659      165,939
       Gain on disposition of assets                       (4,102)         -
   Changes in assets and liabilities:
       Accounts receivable                                (63,056)     (70,342)
       Accounts payable                                    19,767       27,124
                                                        ---------    ---------
          Net cash provided by operating activities       758,102      264,450
                                                        ---------    ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (10,558)     (14,605)
   Proceeds from asset dispositions                         4,102        6,674
                                                        ---------    ---------
          Net cash used in investing activities            (6,456)      (7,931)
                                                        ---------    ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (734,154)    (195,395)
                                                        ---------    ---------
Net increase in cash                                       17,492       61,124
Cash at beginning of period                               262,756      221,422
                                                        ---------    ---------
Cash at end of period                                  $  280,248   $  282,546
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 70% to $1,340,625 for the nine months ended September 30, 2000 as compared to $787,591 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the nine months ended September 30, 2000, 31,795 barrels of oil, 16,800 barrels of natural gas liquids ("NGLs") and 70,245 mcf of gas were sold, or 60,303 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 33,802 barrels of oil, 18,915 barrels of NGLs and 77,408 mcf of gas were sold, or 65,618 BOEs.

The average price received per barrel of oil increased $13.34, or 89%, from $14.92 for the nine months ended September 30, 1999 to $28.26 for the same period in 2000. The average price received per barrel of NGLs increased $7.33, or 86%, from $8.55 during the nine months ended September 30, 1999 to $15.88 for the same period in 2000. The average price received per mcf of gas increased 59% from $1.57 during the nine months ended September 30, 1999 to $2.50 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $4,102, recognized during the nine months ended September 30, 2000, was attributable to credits received from the disposal of oil and gas equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $666,049 for the nine months ended September 30, 2000 as compared to $654,168 for the same period in 1999, an increase of $11,881, or 2%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $514,171 for the nine months ended September 30, 2000 and $464,601 for the same period in 1999 resulting in a $49,570 increase, or 11%. The increase was primarily due to higher production taxes of $46,224 associated with higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 70% from $23,628 for the nine months ended September 30, 1999 to $40,219 for the same period in 2000 due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $111,659 for the nine months ended September 30, 2000 compared to $165,939 for the same period in 1999, representing a decrease of $54,280, or 33%. This decrease was primarily attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 2,007 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 44% to $472,512 for the three months ended September 30, 2000 as compared to $328,968 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended September 30, 2000, 10,119 barrels of oil, 5,215 barrels of NGLs and 22,437 mcf of gas were sold, or 19,074 BOEs. For the three months ended September 30, 1999, 10,800 barrels of oil, 6,986 barrels of NGLs and 26,278 mcf of gas were sold, or 22,166 BOEs.

The average price received per barrel of oil increased $11.32, or 60%, from $19.00 for the three months ended September 30, 1999 to $30.32 for the same period in 2000. The average price received per barrel of NGLs increased $6.95, or 65%, from $10.71 during the three months ended September 30, 1999 to $17.66 for the same period in 2000. The average price received per mcf of gas increased 76% from $1.86 during the three months ended September 30, 1999 to $3.28 for the same period in 2000.

A gain on disposition of assets of $349, recognized during the three months ended September 30, 2000, was attributable to credits received from the disposal of oil and gas equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $220,566 for the three months ended September 30, 2000 as compared to $211,510 for the same period in 1999, an increase of $9,056, or 4%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $169,247 for the three months ended September 30, 2000 and $162,348 for the same period in 1999 resulting in a $6,899 increase, or 4%. The increase was primarily due to higher production taxes of $17,373 associated with higher oil and gas prices, offset by lower well maintenance costs of $15,683.

During this period, G&A increased, in aggregate, 44% from $9,869 for the three months ended September 30, 1999 to $14,176 for the same period in 2000 due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $37,143 for the three months ended September 30, 2000 compared to $39,293 for the same period in 1999, representing a decrease of $2,150, or 5%. This decrease was attributable to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 681 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $493,652 during the nine months ended September 30, 2000 from the same period ended September 30, 1999. This increase was due to an increase in oil and gas sales receipts of $567,170, offset by increases in production costs paid of $51,614 and G&A expenses paid of $21,904.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 and 1999 were related to upgrades of oil and gas equipment on active properties.

Proceeds from salvage income of $4,102 and $6,674 were recognized on one well during the nine months ended September 30, 2000 and 1999, respectively.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $734,154, of which $7,342 was distributed to the managing general partner and $726,812 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $195,395, of which $1,954 was distributed to the managing general partner and $193,441 to the limited partners.

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


                                           PARKER & PARSLEY 87-B, LTD.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 7, 2000           By:     /s/ Rich Dealy
                                           ----------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer