Form 10-Q
period 2001-03-31
PARKER & PARSLEY 87-B LTD
filed 2001-05-10
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-12244-02


                           PARKER & PARSLEY 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                       Texas                                  75-2185706
          ----------------------------------            ---------------------
           (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)               Identification Number)


 1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
 ----------------------------------------------------------------   ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and
              December 31, 2000.......................................    3

            Statements of Operations for the three months
              ended March 31, 2001 and 2000...........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2001....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2001 and 2000...........................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   10

            Signatures................................................   11

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
  Cash                                             $    238,842    $    257,845
  Accounts receivable - oil and gas sales               275,384         357,836
                                                    -----------     -----------
           Total current assets                         514,226         615,681
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               13,156,014      13,396,004
Accumulated depletion                               (10,992,258)    (11,162,910)
                                                    -----------     ------------
           Net oil and gas properties                 2,163,756       2,233,094
                                                    -----------     -----------
                                                   $  2,677,982    $  2,848,775
                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable:
     Affiliate                                     $     22,825    $     25,998
     Other                                                3,332            -
                                                    -----------     -----------
                                                         26,157          25,998
                                                    -----------     -----------
Partners' capital:
  Managing general partner                               26,446          28,156
  Limited partners (20,089 interests)                 2,625,379       2,794,621
                                                    -----------     -----------
                                                      2,651,825       2,822,777
                                                    -----------     -----------
                                                   $  2,677,982    $  2,848,775
                                                    ===========     ===========


  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------
Revenues:
  Oil and gas                                         $  446,606     $  453,944
  Interest                                                 4,670          3,686
  Gain on disposition of assets                           16,389          3,753
                                                       ---------      ---------
                                                         467,665        461,383
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                 191,209        162,841
  General and administrative                              11,612         13,618
  Depletion                                               74,190         38,551
  Abandoned property                                      13,935            -
                                                       ---------      ---------
                                                         290,946        215,010
                                                       ---------      ---------
Net income                                            $  176,719     $  246,373
                                                       =========      =========
Allocation of net income:
  Managing general partner                            $    1,767     $    2,464
                                                       =========      =========
  Limited partners                                    $  174,952     $  243,909
                                                       =========      =========
Net income per limited partnership interest           $     8.71     $    12.14
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------


Balance at January 1, 2001           $   28,156     $2,794,621     $2,822,777

   Distributions                         (3,477)      (344,194)      (347,671)

   Net income                             1,767        174,952        176,719
                                      ---------      ---------      ---------

Balance at March 31, 2001            $   26,446     $2,625,379     $2,651,825
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

Cash flows from operating activities:
   Net income                                          $  176,719    $  246,373
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depletion                                          74,190        38,551
        Gain on disposition of assets                     (16,389)       (3,753)
   Changes in assets and liabilities:
     Accounts receivable                                   82,452       (71,505)
     Accounts payable                                      15,012         9,079
                                                        ---------     ---------
           Net cash provided by operating activities      331,984       218,745
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (4,852)       (2,443)
   Proceeds from disposition of assets                      1,536         3,753
                                                        ---------     ---------
           Net cash provided by (used in) investing
             activities                                    (3,316)        1,310
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (347,671)     (204,239)
                                                        ---------     ---------
Net increase (decrease) in cash                           (19,003)       15,816
Cash at beginning of period                               257,845       262,756
                                                        ---------     ---------
Cash at end of period                                  $  238,842    $  278,572
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 2% to $446,606 for the three months ended March 31, 2001 as compared to $453,944 for the same period in 2000. The decrease in revenues resulted from declines in production, offset by higher average prices received. For the three months ended March 31, 2001, 9,952 barrels of oil, 2,989 barrels of natural gas liquids ("NGLs") and 18,570 mcf of gas were sold, or 16,036 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 11,392 barrels of oil, 6,086 barrels of NGLs and 26,331 mcf of gas were sold, or 21,867 BOEs.

The average price received per barrel of oil decreased slightly from $27.69 for the three months ended March 31, 2000 to $27.55 for the same period in 2001. The average price received per barrel of NGLs increased $3.74, or 25%, from $15.18 for the three months ended March 31, 2000 to $18.92 for the same period in 2001. The average price received per mcf of gas increased 257% from $1.75 during the three months ended March 31, 2000 to $6.24 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $16,389 was received during the three months ended March 31, 2001 of which $14,853 was from disposal of equipment on one well plugged and abandoned during the current period and $1,536 was from equipment credits received on one fully depleted well. Expenses to plug and abandon this well were $13,935. For the three months ended March 31, 2000, a gain on disposition of assets of $3,753 was recognized due to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $290,946 for the three months ended March 31, 2001 as compared to $215,010 for the same period in 2000, an increase of $75,936, or 35%. This increase was due to increases in depletion, production costs and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $191,209 for the three months ended March 31, 2001 and $162,841 for the same period in 2000, resulting in a $28,368 increase, or 17%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A decreased 15% from $13,618 for the three months ended March 31, 2000 to $11,612 for the same period in 2001. The decline was due to less G&A being allocated (limited to 3% of oil and gas revenues) due to lower oil and gas revenues for the three months ended March 31, 2001 as compared to the same period in 2000, offset by an increase in the accrual of tax preparation fees.

Depletion was $74,190 for the three months ended March 31, 2001 as compared to $38,551 for the same period in 2000, an increase of $35,639, or 92%. This increase was primarily due to a downward revision to proved reserves on one well, offset by a decline in oil production of 1,440 barrels during the three months ended March 31, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $113,239 during the three months ended March 31, 2001 from the same period in 2000. The increase was due to reductions of $159,890 in working capital and $2,006 in G&A expenses, offset by a decline in oil and gas sales receipts of $6,354 and increases in production costs of $28,368 and abandoned property costs of $13,935. The G&A decline was primarily due to less G&A being allocated (limited to 3% of oil and gas revenues) due to lower oil and gas revenues during the three months ended March 31, 2001 as compared to the same period in 2000, offset by an increase in the accrual of tax preparation fees. The increase in production costs was primarily due to additional well maintenance costs incurred to stimulate well production. The decline in oil and gas receipts resulted from declines in production of $146,692, offset by $140,338 resulting from higher average prices received. The increase in abandoned property costs was due to the plugging and abandonment of one well during the three months ended March 31, 2001.

Net Cash Provided by (Used in) Investing Activities

The Partnership's principle investing activities for the three months ended March 31, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from disposition of assets of $1,536 and $3,753 were recognized during the three months ended March 31, 2001 and 2000, respectively, from equipment credits received on fully depleted wells.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $347,671, of which $3,477 was distributed to the managing general partner and $344,194 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $204,239, of which $2,042 was distributed to the managing general partner and $202,197 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

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


                                          PARKER & PARSLEY 87-B, LTD.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 10, 2001                By:     /s/ Rich Dealy
                                            ----------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer