Form 10-Q
period 2001-06-30
PARKER & PARSLEY 87-B LTD
filed 2001-08-08
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-12244-02


                           PARKER & PARSLEY 87-B, LTD.
             (Exact name of Registrant as specified in its charter)


                           Texas                              75-2185706
        ---------------------------------------------    ---------------------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)             Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                   Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000...................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000..................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001..................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000...............................    6

           Notes to Financial Statements..........................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.......................   11

           Signatures.............................................   12

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
                                                    (Unaudited)
                          ASSETS

Current assets:
   Cash                                            $    511,824    $    257,845
   Accounts receivable - oil and gas sales              201,924         357,836
                                                    -----------     -----------
            Total current assets                        713,748         615,681
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              12,870,546      13,396,004
Accumulated depletion                               (10,744,417)    (11,162,910)
                                                    -----------     -----------
     Net oil and gas properties                       2,126,129       2,233,094
                                                    -----------     -----------
                                                   $  2,839,877    $  2,848,775
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     31,516    $     25,998

Partners' capital:
   Managing general partner                              28,011          28,156
   Limited partners (20,089 interests)                2,780,350       2,794,621
                                                    -----------     -----------
                                                      2,808,361       2,822,777
                                                    -----------     -----------
                                                   $  2,839,877    $  2,848,775
                                                    ===========     ===========




  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended         Six months ended
                                        June 30,                   June 30,
                                 ----------------------    ----------------------
                                    2001         2000         2001         2000
                                 ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                    $ 381,569    $ 414,169    $ 828,175    $ 868,113
  Interest                           3,969        5,225        8,639        8,911
  Gain on disposition of assets      5,825          -         22,214        3,753
                                  --------     --------     --------     --------
                                   391,363      419,394      859,028      880,777
                                  --------     --------     --------     --------
Costs and expenses:
  Oil and gas production           181,811      182,083      373,020      344,924
  General and administrative         9,921       12,425       21,533       26,043
  Depletion                         39,698       35,965      113,888       74,516
  Abandoned property                 3,397          -         17,332          -
                                  --------     --------     --------     --------
                                   234,827      230,473      525,773      445,483
                                  --------     --------     --------     --------
Net income                       $ 156,536    $ 188,921    $ 333,255    $ 435,294
                                  ========     ========     ========     ========
Allocation of net income:
   Managing general partner      $   1,565    $   1,889    $   3,332    $   4,353
                                  ========     ========     ========     ========
  Limited partners               $ 154,971    $ 187,032    $ 329,923    $ 430,941
                                  ========     ========     ========     ========
Net income per limited
  partnership interest           $    7.71    $    9.31    $   16.42    $   21.45
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  28,156    $2,794,621    $2,822,777

    Distributions                          (3,477)     (344,194)     (347,671)

    Net income                              3,332       329,923       333,255
                                         --------     ---------     ---------

Balance at June 30, 2001                $  28,011    $2,780,350    $2,808,361
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six months ended
                                                              June 30,
                                                     -------------------------
                                                         2001          2000
                                                     ----------     ----------
Cash flows from operating activities:
  Net income                                         $  333,255     $  435,294
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                        113,888         74,516
       Gain on disposition of assets                    (22,214)        (3,753)
  Changes in assets and liabilities:
     Accounts receivable                                155,912        (47,216)
     Accounts payable                                    17,677         18,891
                                                      ---------      ---------
        Net cash provided by operating activities       598,518        477,732
                                                      ---------      ---------
Cash flows from investing activities:
  Additions to oil and gas properties                    (6,924)        (3,228)
  Proceeds from asset dispositions                       10,056          3,753
                                                      ---------      ---------
        Net cash provided by investing activities         3,132            525
                                                      ---------      ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (347,671)      (459,528)
                                                      ---------      ---------
Net increase in cash                                    253,979         18,729
Cash at beginning of period                             257,845        262,756
                                                      ---------      ---------
Cash at end of period                                $  511,824     $  281,485
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 5% to $828,175 for the six months ended June 30, 2001 as compared to $868,113 for the same period in 2000. The decrease in revenues resulted from a decline in production and a decrease in the average price received for oil, offset by higher average prices received for gas and NGLs. For the six months ended June 30, 2001, 19,714 barrels of oil, 6,385 barrels of natural gas liquids ("NGLs") and 35,640 mcf of gas were sold, or 32,039 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 21,676 barrels of oil, 11,585 barrels of NGLs and 47,808 mcf of gas were sold, or 41,229 BOEs.

The average price received per barrel of oil decreased $.16, or 1%, from $27.30 for the six months ended June 30, 2000 to $27.14 for the same period in 2001. The average price received per barrel of NGLs increased $2.21, or 15%, from $15.08 during the six months ended June 30, 2000 to $17.29 for the same period in 2001. The average price received per mcf of gas increased 141% from $2.13 during the six months ended June 30, 2000 to $5.13 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gain on disposition of assets of $22,214 was received during the six months ended June 30, 2001 from disposal of equipment on two wells plugged and abandoned during the current period. Expenses to plug and abandon these wells were $17,332. For the six months ended June 30, 2000 a gain on disposition of assets of $3,753 was recognized due to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $525,773 for the six months ended June 30, 2001 as compared to $445,483 for the same period in 2000, an increase of $80,290, or 18%. This increase was due to increases in depletion, production costs and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $373,020 for the six months ended June 30, 2001 and $344,924 for the same period in 2000 resulting in a $28,096 increase, or 8%. This increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 17% from $26,043 for the six months ended June 30, 2000 to $21,533 from the same period in 2001, primarily due to less G&A being allocated (limited to 3% of oil and gas revenues) due to lower oil and gas revenues for the six months ended June 30, 2001 as compared to the same period in 2000.

Depletion was $113,888 for the six months ended June 30, 2001 as compared to $74,516 for the same period in 2000, an increase of $39,372, or 53%. This increase was due to a downward revision to proved reserves on one significant well, offset by a decline in oil production of 1,962 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 8% to $381,569 for the three months ended June 30, 2001 as compared to $414,169 for the same period in 2000. The decrease in revenues resulted from a decrease in production and a decline in the average price received for oil, offset by an increase in the average prices received for gas and NGLs. For the three months ended June 30, 2001, 9,762 barrels of oil, 3,497 barrels of NGLs and 17,474 mcf of gas were sold, or 16,171 BOEs. For the three months ended June 30, 2000, 10,284 barrels of oil, 5,499 barrels of NGLs and 21,477 mcf of gas were sold, or 19,363 BOEs.

The average price received per barrel of oil decreased slightly from $26.86 during the three months ended June 30, 2000 to $26.73 for the same period in 2001. The average price received per barrel of NGLs increased $.42, or 3%, from $14.98 during the three months ended June 30, 2000 to $15.40 for the same period in 2001. The average price received per mcf of gas increased 47% from $2.59 during the three months ended June 30, 2000 to $3.82 for the same period in 2001.

Gain on disposition of assets of $5,825 was received during the three months ended June 30, 2001 from disposal of equipment on two wells plugged and abandoned during the current period. Expenses to plug and abandon these wells were $3,397.

Costs and Expenses:

Total costs and expenses increased to $234,827 for the three months ended June 30, 2001 as compared to $230,473 for the same period in 2000, an increase of $4,354, or 2%. This increase was due to increases in depletion and abandoned property costs, offset by decreases in G&A and production costs.

Production costs were $181,811 for the three months ended June 30, 2001 and $182,083 for the same period in 2000 resulting in a $272 decrease. This decrease was primarily due to lower well maintenance costs, offset by an increase in workover costs incurred to stimulate well production.

During this period, G&A decreased 20%, from $12,425 for the three months ended June 30, 2000 to $9,921 for the same period in 2001, primarily due to less G&A being allocated (limited to 3% of oil and gas revenues) due to lower oil and gas revenues for the three months ended June 30, 2001 as compared to the same period in 2000 and a decrease in audit and tax fees.

Depletion was $39,698 for the three months ended June 30, 2001 as compared to $35,965 for the same period in 2000, an increase of $3,733, or 10%. This increase was primarily due to a downward revision to proved reserves on one significant well, offset by a decline in oil production of 522 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $120,786 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to reductions of $201,914 in working capital and $4,510 in G&A expenses, offset by a decline in oil and gas sales receipts of $40,210 and increases in production costs of $28,096 and abandoned property costs of $17,332. The decrease in G&A was primarily due to less G&A being allocated (limited to 3% of oil and gas revenues) due to lower oil and gas revenues for the six months ended June 30, 2001 as compared to the same period in 2000. The decrease in oil and gas receipts resulted from a decline of $205,527 in production during 2001 as compared to the same period in 2000 and a decline in oil prices of $3,615, offset by an increase in gas and NGL prices of $168,932 during 2001. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were related to expenditures for oil and gas equipment upgrades on active properties.

Proceeds from disposition of assets of $10,056 and $3,753 were recognized during the six months ended June 30, 2001 and 2000, respectively. Proceeds recognized during the period in 2001 were due to salvage income received on two wells plugged and abandoned during the current period. Proceeds recognized during the period in 2000 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $347,671, of which $3,477 was distributed to the managing general partner and $344,194 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $459,528, of which $4,595 was distributed to the managing general partner and $454,933 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                        PARKER & PARSLEY 87-B, LTD.

                                  By:   Pioneer Natural Resources USA, Inc.,
                                         Managing General Partner





Dated:  August 8, 2001            By:   /s/ Rich Dealy
                                       -------------------------------------
                                        Rich Dealy, Vice President and
                                        Chief Accounting Officer