Form 10-Q
period 2001-09-30
PARKER & PARSLEY 87-B LTD
filed 2001-11-09
CIK 811000

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


                         Commission File No. 33-12244-02


                           PARKER & PARSLEY 87-B, LTD.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                    Texas                                     75-2185706
   --------------------------------------------         ---------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)


5205 N. O'Connor Blvd., Suite 1400, Irving, Texas               75039
-------------------------------------------------           -------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 87-B, LTD.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 2001 and
              December 31, 2000........................................    3

           Statements of Operations for the three and nine
             months ended September 30, 2001 and 2000..................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 2001..................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000...............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    8


                      Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   12

           Signatures..................................................   13

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          Part I. Financial Information



Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                        2001           2000
                                                   ------------    ------------
                                                   (Unaudited)
                 ASSETS

Current assets:
   Cash                                            $    428,731    $    257,845
   Accounts receivable - oil and gas sales              147,544         357,836
                                                    -----------     -----------
           Total current assets                         576,275         615,681
                                                    -----------     -----------
Oil and gas properties - at cost, based on the
   successful efforts accounting method              12,879,164      13,396,004
Accumulated depletion                               (10,784,559)    (11,162,910)
                                                    -----------     -----------
           Net oil and gas properties                 2,094,605       2,233,094
                                                    -----------     -----------
                                                   $  2,670,880    $  2,848,775
                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Accounts payable - affiliate                    $     55,769    $     25,998

Partners' capital:
   Managing general partner                              26,080          28,156
   Limited partners (20,089 interests)                2,589,031       2,794,621
                                                    -----------     -----------
                                                      2,615,111       2,822,777
                                                    -----------     -----------
                                                   $  2,670,880    $  2,848,775
                                                    ===========     ===========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                     Three months ended          Nine months ended
                                        September 30,               September 30,
                                  ------------------------    ------------------------
                                     2001          2000          2001          2000
                                  ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                     $  324,818    $  472,512    $1,152,993    $1,340,625
  Interest                             3,028         6,245        11,667        15,156
  Gain on disposition of assets          -             349        22,214         4,102
                                   ---------     ---------     ---------     ---------
                                     327,846       479,106     1,186,874     1,359,883
                                   ---------     ---------     ---------     ---------
Costs and expenses:
  Oil and gas production             211,736       169,247       584,756       514,171
  General and administrative           8,445        14,176        29,978        40,219
  Depletion                           40,142        37,143       154,030       111,659
  Abandoned property                     -             -          17,332           -
                                   ---------     ---------     ---------     ---------
                                     260,323       220,566       786,096       666,049
                                   ---------     ---------     ---------     ---------
Net income                        $   67,523    $  258,540    $  400,778    $  693,834
                                   =========     =========     =========     =========
Allocation of net income:
  Managing general partner        $      676    $    2,585    $    4,008    $    6,938
                                   =========     =========     =========     =========
  Limited partners                $   66,847    $  255,955    $  396,770    $  686,896
                                   =========     =========     =========     =========
Net income per limited
  partnership interest            $     3.33    $    12.74    $    19.75    $    34.19
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                         Managing
                                         general      Limited
                                         partner      partners       Total
                                        ---------    ----------    ----------


Balance at January 1, 2001              $  28,156    $2,794,621    $2,822,777

    Distributions                          (6,084)     (602,360)     (608,444)

    Net income                              4,008       396,770       400,778
                                         --------     ---------     ---------

Balance at September 30, 2001           $  26,080    $2,589,031    $2,615,111
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Cash flows from operating activities:
   Net income                                         $  400,778    $  693,834
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depletion                                         154,030       111,659
       Gain on disposition of assets                     (22,214)       (4,102)
   Changes in assets and liabilities:
       Accounts receivable                               210,292       (63,056)
       Accounts payable                                   41,493        19,767
                                                       ---------     ---------
          Net cash provided by operating activities      784,379       758,102
                                                       ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                   (15,541)      (10,558)
   Proceeds from asset dispositions                       10,492         4,102
                                                       ---------     ---------
          Net cash used in investing activities           (5,049)       (6,456)
                                                       ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                       (608,444)     (734,154)
                                                       ---------     ---------
Net increase in cash                                     170,886        17,492
Cash at beginning of period                              257,845       262,756
                                                       ---------     ---------
Cash at end of period                                 $  428,731    $  280,248
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

                           PARKER & PARSLEY 87-B, LTD.
                          (A Texas Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 87-B, Ltd. (the "Partnership") is a limited partnership organized in 1987 under the laws of the State of Texas.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $4,217,818 of which $4,166,286 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 14% to $1,152,993 for the nine months ended September 30, 2001 as compared to $1,340,625 for the same period in 2000. The decrease in revenues resulted from a decline in production and decreases in the average prices received for oil and natural gas liquids ("NGLs"), offset by a higher average price received for gas. For the nine months ended September 30, 2001, 28,670 barrels of oil, 10,570 barrels of NGLs and 53,125 mcf of gas were sold, or 48,094 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 31,795 barrels of oil, 16,800 barrels of NGLs and 70,245 mcf of gas were sold, or 60,303 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.47, or 5%, from $28.26 for the nine months ended September 30, 2000 to $26.79 for the same period in 2001. The average price received per barrel of NGLs decreased $.43, or 3%, from $15.88 during the nine months ended September 30, 2000 to $15.45 for the same period in 2001. The average price received per mcf of gas increased 67% from $2.50 during the nine months ended September 30, 2000 to $4.17 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gain on disposition of assets of $22,214 was received during the nine months ended September 30, 2001 from disposal of equipment on two wells plugged and abandoned during the current period. Expenses to plug and abandon these wells were $17,332. For the nine months ended September 30, 2000, a gain on disposition of assets of $4,102 was recognized due to credits received from the disposal of oil and gas equipment on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $786,096 for the nine months ended September 30, 2001 as compared to $666,049 for the same period in 2000, an increase of $120,047, or 18%. This increase was due to increases in production costs, depletion and abandoned property costs, offset by a decrease in general and administrative expenses ("G&A").

Production costs were $584,756 for the nine months ended September 30, 2001 and $514,171 for the same period in 2000 resulting in a $70,585 increase, or 14%. The increase was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 25% from $40,219 for the nine months ended September 30, 2000 to $29,978 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) due to decreased oil and gas revenues.

Depletion was $154,030 for the nine months ended September 30, 2001 as compared to $111,659 for the same period in 2000, representing an increase of $42,371, or 38%. This increase was due to a downward revision to proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 3,125 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 31% to $324,818 for the three months ended September 30, 2001 as compared to $472,512 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received. For the three months ended September 30, 2001, 8,956 barrels of oil, 4,185 barrels of NGLs and 17,485 mcf of gas were sold, or 16,055 BOEs. For the three months ended September 30, 2000, 10,119 barrels of oil, 5,215 barrels of NGLs and 22,437 mcf of gas were sold, or 19,074 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.29, or 14%, from $30.32 for the three months ended September 30, 2000 to $26.03 for the same period in 2001. The average price received per barrel of NGLs decreased $5.02, or 28%, from $17.66 during the three months ended September 30, 2000 to $12.64 for the same period in 2001. The average price received per mcf of gas decreased 32% from $3.28 during the three months ended September 30, 2000 to $2.22 for the same period in 2001.

A gain on disposition of assets of $349, recognized during the three months ended September 30, 2000, was attributable to credits received from the disposal of oil and gas equipment on one well.

Costs and Expenses:

Total costs and expenses increased to $260,323 for the three months ended September 30, 2001 as compared to $220,566 for the same period in 2000, an increase of $39,757, or 18%. This increase was due to increases in production costs and depletion, offset by a decline in G&A.

Production costs were $211,736 for the three months ended September 30, 2001 and $169,247 for the same period in 2000 resulting in a $42,489 increase, or 25%. The increase was primarily due to higher ad valorem taxes and additional well maintenance and workover costs incurred to stimulate production.

During this period, G&A decreased 40% from $14,176 for the three months ended September 30, 2000 to $8,445 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) due to decreased oil and gas revenues.

Depletion was $40,142 for the three months ended September 30, 2001 as compared to $37,143 for the same period in 2000, representing an increase of $2,999, or 8%. This increase was primarily due to a downward revision to proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in production of 1,163 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $26,277 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to reductions of $295,074 in working capital and $10,241 in G&A expenses, offset by a decline in oil and gas sales receipts of $191,121 and increases in production costs of $70,585 and abandoned property costs of $17,332. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) due to decreased oil and gas revenues. The decrease in oil and gas receipts resulted from a decline of $251,354 in production during 2001 as compared to the same period in 2000 and a decline in oil and NGL prices of $57,380, offset by an increase in gas prices of $117,613 during 2001. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

Net Cash Used in Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from disposition of assets of $10,492 and $4,102 were recognized during the nine months ended September 30, 2001 and 2000, respectively. Proceeds recognized during the period in 2001 were due to salvage income received on two wells plugged and abandoned during the current period. Proceeds recognized during the period in 2000 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $608,444, of which $6,084 was distributed to the managing general partner and $602,360 to the limited partners. For the same period ended September 30,

2000, cash distributions to the partners were $734,154, of which $7,342 was distributed to the managing general partner and $726,812 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 87-B, LTD.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  November 9, 2001            By:    /s/ Rich Dealy
                                           -------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer